Form 10-Q
period 2016-09-30
GTY Technology Holdings Inc.
filed 2016-12-12
CIK 1682325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

GTY TECHNOLOGY HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-37931	N/A
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (702) 945-2898

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒  No  ☐

As of December 12, 2016, 55,200,000 Class A ordinary shares, par value $0.0001 per share, and 13,800,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

GTY TENCHONOGY HOLDINGS INC.

Form 10-Q

For the Quarter Ended September 30, 2016

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED BALANCE SHEET

September 30, 2016

(Unaudited)

Assets
Deferred offering costs associated with initial public offering	$179,837
Total Assets	$179,837

Liabilities and Shareholder's Equity
Current Liabilities:
Accounts payable and accrued expenses	$78,803
Total Current Liabilities	78,803
Due to related party	92,718
Total Liabilities	171,521

Commitments

Shareholder's Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; no shares issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 13,800,000 shares issued and outstanding (1)	1,380
Additional paid-in capital	23,620
Accumulated deficit	(16,684)
Total Shareholder's Equity	8,316
Total Liabilities and Shareholder's Equity	$179,837

(1) This number has been retroactively restated to reflect the share capitalization of 2,875,000 shares on October 14, 2016 and the share capitalization of 2,300,000 shares on October 26, 2016 (see Note 4) and includes an aggregate of up to 1,800,000 Class B ordinary shares subject to surrender for no consideration if the over-allotment option was not exercised in full by the underwriters. On November 1, 2016, the underwriters exercised their over-allotment option, thus, these Class B ordinary shares were not forfeited.

The accompanying notes are an integral part of these financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED STATEMENT OF OPERATIONS

For The Period from August 11, 2016 (Inception) through September 30, 2016

(Unaudited)

Formation and operating costs	$16,684
Net loss	$(16,684)

Weighted average shares outstanding, basic and diluted (1)	12,000,000

Basic and diluted net loss per ordinary share	$(0.00)

(1) This number has been retroactively restated to reflect the share capitalization of 2,875,000 shares on October 14, 2016 and the share capitalization of 2,300,000 shares on October 26, 2016 (see Note 4) and excludes an aggregate of up to 1,800,000 Class B ordinary shares subject to surrender for no consideration if the over-allotment option was not exercised in full by the underwriters. On November 1, 2016, the underwriters exercised their over-allotment option, thus, these Class B ordinary shares were not forfeited.

The accompanying notes are an integral part of these financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED STATEMENT OF CHANGE IN SHAREHOLDER’S EQUITY

For The Period from August 11, 2016 (Inception) through September 30, 2016

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - August 11, 2016 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	13,800,000	1,380	23,620	-	25,000
Net loss	-	-	-	-	-	(16,684)	(16,684)
Balance - September 30, 2016	-	$-	13,800,000	$1,380	$23,620	$(16,684)	$8,316

(1) This number has been retroactively restated to reflect the share capitalization of 2,875,000 shares on October 14, 2016 and the share capitalization of 2,300,000 shares on October 26, 2016 (see Note 4) and includes an aggregate of up to 1,800,000 Class B ordinary shares subject to surrender for no consideration if the over-allotment option was not exercised in full by the underwriters.  On November 1, 2016, the underwriters exercised their over-allotment option, thus, these Class B ordinary shares were not forfeited.

The accompanying notes are an integral part of these financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED STATEMENT OF CASH FLOWS

For The Period from August 11, 2016 (Inception) through September 30, 2016

(Unaudited)

Cash Flows from Operating Activities
Net loss	$(16,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor	5,726
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	10,958
Net cash used in operating activities	-

Cash and cash equivalents - beginning of the period	-
Cash and cash equivalents - ending of the period	$-

Supplemental disclosure of noncash investing and financing activities:
Formation and offering costs paid by Sponsor in exchange for founder shares	$25,000
Deferred offering costs included in accounts payable and accrued expenses	$67,845
Deferred offering costs paid by Sponsor	$91,992

The accompanying notes are an integral part of these financial statements.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. Organization and Business Operations

GTY Technology Holdings Inc. (the “Company”) is a newly organized blank check company incorporated in the Cayman Islands on August 11, 2016. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on the technology industry, including software and services.

At September 30, 2016, the Company had not yet commenced operations. All activity through September 30, 2016 relates to the Company’s formation and the offering described below. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective on October 26, 2016. The Company consummated the Initial Public Offering of 55,200,000 units, including the issuance of 7,200,000 units as a result of the underwriter’ exercise of their over-allotment option in full (“Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit on November 1, 2016, generating gross proceeds of $552 million. The Company incurred offering costs of approximately $31.06 million, inclusive of approximately $30.36 million of underwriting fees. The Company paid $11.04 million of underwriting fees upon the closing of the Initial Public Offering and deferred $19.32 million of underwriting fees until the consummation of the initial Business Combination (Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 8,693,334 warrants (“Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant with the Company’s sponsor, GTY Investors, LLC, a Delaware limited liability company (the “Sponsor”), generated gross proceeds of approximately $13.04 million in the form of subscription receivable (Note 4). In December 2016, the Company received the subscription receivable in full.

Upon the closing of the Initial Public Offering and Private Placement on November 1, 2016, an amount of $552 million ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”). The Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the trust account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company provides its holders of the outstanding Class A ordinary shares sold in the Initial Public Offering (“public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its second amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their founder shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company’s second amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Company’s second amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less taxes payable and up to $100,000 of interest to pay dissolution expenses).

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The initial shareholders have agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company's independent public accountants) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable. This liability will not apply with respect to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from August 11, 2016 (inception) through September 30, 2016 are not necessarily indicative of the results that may be expected for the period from August 11, 2016 (inception) through December 31, 2016, or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s final prospectus and the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2016 and November 7, 2016, respectively.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Use of estimates

The preparation of the unaudited condensed interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred offering costs

Deferred offering costs of approximately $180,000 consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that were charged to shareholder’s equity upon the completion of the Initial Public Offering on November 1, 2016.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 1,800,000 Class B ordinary shares that were subject to surrender for no consideration if the over-allotment is not exercised by the underwriters. On November 1, 2016, the underwriter exercised their over-allotment option, thus, these Class B ordinary shares were not forfeited (see Note 5).

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3. Initial Public Offering

On November 1, 2016, the Company sold 55,200,000 Units at a purchase price of $10.00 per Unit in the Initial Public Offering, including the issuance of 7,200,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6). No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

The Company incurred offering costs of approximately $31.06 million, inclusive of approximately $30.36 million of underwriting fees. The Company paid $11.04 million of underwriting fees upon the closing of the Initial Public Offering and deferred $19.32 million of underwriting fees until the consummation of the initial Business Combination.

Note 4. Related Party Transactions

Founder Shares

In August 2016, the Company issued 8,625,000 shares of Class B ordinary shares to the Sponsor (the “founder shares”) in exchange for a capital contribution of $25,000. On each of October 14 and October 26, 2016, the Company effected a share capitalization resulting in an aggregate of 11,500,000 and 13,800,000 founder shares outstanding, respectively, which have been retroactively restated on accompanying unaudited condensed financial statements. The 13,800,000 founder shares include an aggregate of up to 1,800,000 shares that would be subject to surrender for no consideration by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full. As a result of the underwriters’ exercise of their over-allotment option on November 1, 2016, no founder shares were surrendered to the Company by the Sponsor.

In October 2016, the Sponsor transferred 25,000 founder shares to each of the Company’s independent director nominees at the same per-share purchase price paid by the Sponsor. The foregoing transfers of founder shares were made in reliance upon an exemption from the registration requirements of the Securities Act pursuant to the so-called 4(a)(1)-½ exemption.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The founder shares will automatically convert into Class A ordinary shares upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts offered in the Company’s final prospectus and related to the closing of its initial Business Combination, the ratio at which founder shares will convert into Class A ordinary shares will be adjusted so that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate 20% of the sum of the ordinary shares outstanding upon the completion of the Initial Public Offering plus the number of Class A ordinary shares and equity-linked shares issued or deemed issued in connection with the initial Business Combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor.

The initial shareholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until the earlier to occur of (i) one year after the completion of a Business Combination, or earlier if, subsequent to a Business Combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing 150 days after the completion of a Business Combination and (ii) the date following the completion of a Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (the “Lock-Up Period”).

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,693,334 Private Placement Warrants at $1.50 per warrant, generated gross proceeds of $13.04 million in a Private Placement in the form of subscription receivable. In December 2016, the Company received the subscription receivable in full.

Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. A portion of the proceeds from sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

Due to Related Party

The Company’s Sponsor has agreed to loan the Company in the form of a promissory note up to $200,000 to be used for the payment of costs related to the Initial Public Offering. The loan is non-interest bearing, unsecured and due on the earlier of December 31, 2016 or the closing of the Initial Public Offering. As of September 30, 2016, the Sponsor had paid costs associated with the Initial Public Offering for an aggregate amount of approximately $93,000 under the promissory note. Upon closing of the Initial Public Offering, the Company has no outstanding promissory note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Administrative Service Fee

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to reimburse the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services.

Note 5. Commitments

Registration Rights

The holders of the founder shares and Private Placement Warrants and warrants that maybe issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of this prospectus to purchase up to 7,200,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions, which was fully exercised on November 1, 2016.

The Company paid an underwriting discount of $0.20 per unit, or $11.04 million in the aggregate upon the consummation of the Initial Public Offering. $0.35 per unit, or $19.32 million in the aggregate will be payable to the underwriters for deferred underwriting fees. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6. Shareholder’s Equity

Class A Ordinary Shares

The Company is authorized to issue 400,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2016, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share.

Prior to the initial Business Combination, only holders of Class B ordinary shares will have the right to vote on the election of directors. Holders of Class A ordinary shares will not be entitled to vote on the election of directors during such time. These provisions of the Company’s second amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of the Company’s ordinary shares voting in a general meeting. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

As of September 30, 2016, the Company had 13,800,000 Class B ordinary shares issued and outstanding.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of September 30, 2016, there were no preferred shares issued or outstanding.

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of  (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60 th ) day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the last reported closing price of the ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants shares. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7. Subsequent Events

The Company has evaluated subsequent events through December 12, 2016, the date the balance sheet was available to be issued. Based on its evaluation no other material events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to GTY Technology Holdings Inc., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a newly organized blank check company formed in the Cayman Islands on August 11, 2016 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“business combination”). Although we are not limited to a particular industry or geographic region for purposes of consummating a business combination, we intend to focus on the technology industry, including software and services.

We consummated our initial public offering (“Initial Public Offering”) on November 1, 2016. All activity through September 30, 2016 relates to our formation and the Initial Public Offering. Since November 1, 2016, we have been searching for a prospective initial business combination.

Results of Operations

Our entire activity since August 11, 2016 (inception) up to September 30, 2016 was in preparation for our Initial Public Offering. Since the offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the period from August 11, 2016 (inception) up to September 30, 2016, we had net losses of approximately $17,000, which consist of formation and operating costs. We incurred offering costs of $180,000 with regard to the Initial Public Offering, which are classified as deferred offering costs on the balance sheet as of September 30, 2016.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2016, we had no cash and a working capital deficiency of approximately $79,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management's plans to address this uncertainty through the Initial Public Offering are discussed below.

Through September 30, 2016, our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from GTY Investors, LLC, a Delaware limited liability company (the “Sponsor”), in exchange for the issuance of the founder shares (as defined below) to the Sponsor and approximately $93,000 in loans from the Sponsor.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account holding the net proceeds of the Initial Public Offering (the “Trust Account”) (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In December 2016, we received the subscription receivable in full and had approximately $1.4 million in cash held outside of the Trust Account. We will use these funds, when paid, to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Related Party Transactions

Founder Shares

In August 2016, we issued 8,625,000 shares of Class B ordinary shares to the Sponsor (the “founder shares”) in exchange for a capital contribution of $25,000. On each of October 14 and October 26, 2016, we effected a share capitalization resulting in an aggregate of 11,500,000 and 13,800,000 founder shares outstanding, respectively, which have been retroactively restated on the accompanying unaudited condensed financial statements. The 13,800,000 founder shares include an aggregate of up to 1,800,000 shares that would be surrendered to us for no consideration by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full, so that the initial shareholders will collectively own 20% of our issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ exercise of their over-allotment option on November 1, 2016, no founder shares will be surrendered to us by the Sponsor.

In October 2016, the Sponsor transferred 25,000 founder shares to each of our independent director nominees at the same per-share purchase price paid by the Sponsor. The foregoing transfers of founder shares were made in reliance upon an exemption from the registration requirements of the Securities Act pursuant to the so-called 4(a)(1)-½ exemption. The founder shares will automatically convert into Class A ordinary shares upon the consummation of an initial business combination on a one-for-one basis, subject to adjustments. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts offered in our final prospectus and related to the closing of our initial business combination, the ratio at which founder shares will convert into Class A ordinary shares will be adjusted so that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate 20% of the sum of the ordinary shares outstanding upon the completion of the Initial Public Offering plus the number of Class A ordinary shares and equity-linked shares issued or deemed issued in connection with the initial business combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to the Sponsor.

The Sponsor, officers and directors (the “initial shareholders”) have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until the earlier to occur of (i) one year after the completion of an initial business combination, or earlier if, subsequent to an initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing 150 days after the completion of an initial business combination and (ii) the date following the completion of an initial business combination on which the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,693,334 private placement warrants at $1.50 per warrant (“Private Placement Warrants”), generated gross proceeds of $13.04 million in a private placement in the form of subscription receivable. In December 2016, we received the subscription receivable in full.

Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. A portion of the proceeds from sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If we do not complete an initial business combination within the Combination Period, the Private Placement Warrants will expire worthless.

Due to Related Party

Our Sponsor agreed to loan the Company in the form of a promissory note up to $200,000 to be used for the payment of costs related to the Initial Public Offering. The loan is non-interest bearing, unsecured and due on the earlier of December 31, 2016 or the closing of the Initial Public Offering. As of September 30, 2016, the Sponsor had paid costs associated with the Initial Public Offering for an aggregate amount of $93,000 under the promissory note. Upon closing of the Initial Public Offering, we had no outstanding promissory note.

In addition, in order to finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

Administrative Service Fee

We had greed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of an initial business combination and its liquidation, to reimburse the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services.

Critical Accounting Policies and Estimates

This management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our final prospectus and our Current Report on Form 8-K filed with the SEC on October 28, 2016 and November 7, 2016, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Contractual Obligations

Registration Rights

The holders of the founder shares and Private Placement Warrants and warrants that maybe issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-Up Period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of this prospectus to purchase up to 7,200,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions, which was fully exercised on November 1, 2016.

We paid an underwriting discount of $0.20 per unit, or $11.04 million in the aggregate upon the consummation of the Initial Public Offering. $0.35 per unit, or $19.32 million in the aggregate will be payable to the underwriters for deferred underwriting fees. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S- K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2016, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ending September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated October 28, 2016, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In August 2016, we issued 8,625,000 founder shares to the Sponsor in exchange for a capital contribution of $25,000 in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. On each of October 14 and October 26, 2016, we effected a share capitalization resulting in an aggregate of 11,500,000 and 13,800,000 founder shares outstanding, respectively, which have been retroactively restated on accompanying unaudited condensed balance sheet.

We consummated the Initial Public Offering of 55,200,000 units, including the issuance of 7,200,000 units as a result of the underwriter’ exercise of their over-allotment option in full at $10.00 per Unit on November 1, 2016, generating gross proceeds of $552 million. We incurred offering costs of approximately $31.06 million, inclusive of approximately $30.36 million of underwriting fees. We paid $11.04 million of underwriting fees upon the closing of the Initial Public Offering and deferred $19.32 million of underwriting fees until the consummation of the initial business combination.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 8,693,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant with our Sponsor, which generated gross proceeds of approximately $13.04 million.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description
31.1	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of December, 2016.

GTY TECHNOLOGY HOLDINGS INC.

/s/ William D. Green
Name:	William D. Green
Title:	Co-Chief Executive Officer
(Principal Executive Officer)

/s/ Harry L. You
Name:	Harry L. You
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)