Form 10-K
period 2016-12-31
GTY Technology Holdings Inc.
filed 2017-03-24
CIK 1682325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37931

GTY Technology Holdings Inc.

(Exact name of Registrant as specified in its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1180 North Town Center Drive, Suite 100 Las Vegas, Nevada	89144
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 945-2898

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one warrant to purchase one Class A ordinary share	NASDAQ Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	NASDAQ Stock Market LLC
Warrants to purchase Class A ordinary shares	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
(Do not check if a small reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The Registrant was not a public company at June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The Registrant’s units began trading on the NASDAQ Capital Market on October 27, 2016 and the Registrant’s Class A ordinary shares began separate trading on the NASDAQ Capital Market on November 14, 2016. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 30, 2016, computed by reference to the closing price of the units reported on the NASDAQ Capital Market on such date, was $579,600,000.

At March 24, 2017, there were 55,200,000 Class A ordinary shares, $0.0001 par value, and 13,800,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to complete our initial business combination;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the Trust Account (as described herein) or available to us from interest income on the Trust Account balance; or
•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “us” or the “Company” refer to GTY Technology Holdings Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GTY Investors, LLC, a Delaware limited liability company. References to our “initial shareholders” refer to the Sponsor and the Company’s officers and directors.

Item 1. Business.

Introduction

We are a blank check company incorporated on August 11, 2016 as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “business combination”). We have reviewed, and continue to review, a number of opportunities to enter into a business combination, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On November 1, 2016, we consummated our initial public offering (the “initial public offering”) of 55,200,000 units (the “units”), including the issuance of 7,200,000 units as a result of the underwriters’ exercise of their over-allotment option in full. Each unit consists of one Class A ordinary share and one-third of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $552 million. Prior to the consummation of the initial public offering, in August, 2016, GTY Investors, LLC (the “Sponsor”) purchased 8,625,000 Class B ordinary shares (the “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. On each of October 14 and October 26, 2016, the Company effected a share capitalization resulting in an aggregate of 11,500,000 and 13,800,000 founder shares outstanding, respectively. In October 2016, the Sponsor transferred 25,000 founder shares to each of the Company’s independent director nominees at the same per-share purchase price paid by the Sponsor.

Simultaneously with the closing of the initial public offering, the Company consummated the private placement (“private placement”) of 8,693,334 warrants (“private placement warrants”), each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per private placement warrant, with the Sponsor, generating gross proceeds of approximately $13.04 million.

Upon the closing of the initial public offering and the private placement, $552 million ($10.00 per unit) from the net proceeds thereof was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A, maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”), and is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an initial business combination and (ii) the redemption of the Company’s public shares if the Company is unable to complete a business combination by November 1, 2018, subject to applicable law.

As of December 31, 2016, there was approximately $552 million in investments and cash held in the Trust Account and approximately $1.2 million of cash held outside the Trust Account, which excludes interest income available to us for tax obligations of approximately $264,000 from our investments in the Trust account. As of December 31, 2016, no funds had been withdrawn from the Trust Account to pay taxes.

Effecting our initial business combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash held in the Trust Account, our equity, debt or a combination of these as the consideration. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Selection of a target business and structuring of our initial business combination

While we may pursue an acquisition opportunity in any business industry or sector, we intend to focus on identifying a business combination opportunity in industries or sectors that complement our management team’s background, and to capitalize on the ability of our management team to identify, acquire and operate a business, focusing on the technology sector, including software and services, in the United States or globally. We believe our management team is well positioned to take advantage of the growing set of investment opportunities focused in the technology sector, including software and services, to create value for our shareholders, and that our contacts and sources, ranging from owners of private and public companies, private equity funds, investment bankers, attorneys, accountants and business brokers in this sector will allow us to generate attractive acquisition opportunities. Our second amended and restated memorandum and articles of association prohibit us from effectuating a business combination with another blank check company or similar company with nominal operations.

NASDAQ rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the signing of a definitive agreement in connection with the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the transactions together as our initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the evaluation of, and negotiation with, a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. Prior to our initial business combination, we will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our business combination.

Redemption rights for holders of public shares upon consummation of our initial business combination

We will provide our shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares sold as part of the units sold in the initial public offering (the “public shares”) upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of our initial business combination, including interest, less income taxes payable, divided by the number of then outstanding public shares, subject to the limitations described herein. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the consummation of the initial business combination.

Conduct of redemptions pursuant to tender offer rules

If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our second amended and restated memorandum and articles of association: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of our initial business combination to a stockholder vote

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholders have agreed to vote their founder shares, and our initial shareholders and the other members of our management team have agreed to vote any public shares purchased during or after the initial public offering, in favor of our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares, and our initial shareholders and the other members of our management team have agreed to waive their redemption rights with respect to any public shares they may hold, in connection with the consummation of the business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the Trust Account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Limitation on redemption rights upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our second amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in the initial public offering. We believe the restriction described above will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in the initial public offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem to no more than 20% of the shares sold in the initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 20% of the shares sold in the initial public offering) for or against our business combination.

Redemption of public shares and liquidation if no initial business combination

The Sponsor, our executive officers and directors have agreed that we will have until November 1, 2018 to complete our initial business combination. If we are unable to complete our initial business combination by November 1, 2018, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by November 1, 2018.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, the prospectus associated with our initial public offering and the registration statement of which such prospectus forms a part, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company established under the laws of the Cayman Islands with no operating results, and we will not commence operations until completing a business combination. Because we have no operating history and have no operating results, you have no basis upon which to evaluate our ability to achieve our business objective of completing our business combination with one or more target businesses. We have no current arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

You will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own 20% of our outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our second amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with such a business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination may be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by November 1, 2018, which is the date that is 24 months from the closing of the initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by November 1, 2018, which is the date that is 24 months from the closing of the initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

If we seek shareholder approval of our initial business combination, our initial shareholders, Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial shareholders, Sponsor, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. In the event that our initial shareholders, Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target business that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender the public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our second amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the initial public offering, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of the initial public offering, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are listed on the NASDAQ Capital Market (“NASDAQ”). We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A ordinary shares and warrants are listed on NASDAQ, and, as a result, are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the initial public offering and the private placement are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if the initial public offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 20% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our second amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

If our funds held outside the Trust Account are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete our initial business combination.

At December 31, 2016, we have approximately $1.2 million available to us outside the Trust Account to fund our working capital requirements, which excludes interest income available to us for tax obligations of approximately $264,000 from our investments in the Trust account. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until November 1, 2018 assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account are sufficient to allow us to operate until at least November 1, 2018; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are unable to complete our initial business combination, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

If our funds held outside the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from the Sponsor or management team to fund our search and to complete our business combination.

As of December 31, 2016, we had approximately $1.2 million available outside of the Trust Account to fund our working capital requirements, which excludes interest income available to us for tax obligations of approximately $264,000 from our investments in the Trust account. If we are required to seek additional capital, we would need to borrow funds from the Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither the Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent accountants), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any funds held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the funds held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the funds in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Our Sponsor may not have sufficient funds available to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. As a result, if any such claims were successfully made against the Trust Account, the funds available for our business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments, and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our second amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering; or (iii) absent an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and NASDAQ. In particular, we will be required to comply with certain SEC and other legal requirements or regulations. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we are unable to consummate our initial business combination within the prescribed timeframe, our public shareholders may be forced to wait up to 24 months before redemption from our Trust Account.

If we are unable to consummate our initial business combination by November 1, 2018, the proceeds then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our second amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law of the Cayman Islands (“Companies Law”). In that case, shareholders may be forced to wait beyond 24 months before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to shareholders prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where shareholders have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our Company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $15,000 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on NASDAQ. There is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws.

The grant of registration rights to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into concurrently with the initial public offering, our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which the founder shares are convertible. In addition, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants, and holders of warrants that may be issued upon conversion of Working Capital Loans (as defined below) may demand that we register such warrants or the Class A ordinary shares issuable upon exercise of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by, or issuable to, our initial shareholders, holders of our private placement warrants or holders of our Working Capital Loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete a business combination with an operating company in the technology industry, including software and services, but may also pursue business combination opportunities in other industries, except that we will not, under our second amended and restated memorandum and articles of association, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to shareholders than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Because we intend to seek a business combination with a target business or businesses in the technology industry, including software and services, we expect our future operations to be subject to risks associated with this industry.

We intend to focus our search for a target business or businesses in the technology industry, including software and services. Because we have not yet identified or approached any specific target business or industry, we cannot provide specific risks of any business combination. However, risks inherent in investments in the technology industry include, but are not limited to, the following:

•	General economic conditions in the domestic and international markets and the effect these conditions have on the availability of funding for software purchases;

•	Fluctuations in demand, adoption rates, sales cycles and pricing levels for technology products and services;

•	Fluctuations in foreign currency exchange rates;

•	Changes in customers’ budgets for information technology purchases and in the timing of their purchasing decisions;

•	Potential intellectual property infringement claims by other technology companies;

•	Timing of announcements of releases of new or upgraded products and services;

•	Competition and consolidation in the technology industry;

•	Ability to develop, introduce and deliver in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	Timing and amount of capitalized software development costs beginning when technological feasibility has been established and ending when the product is available for general release;

•	System security risks, data protection breaches and systems integration issues and the effect these have on products and services provided to customers;

•	Ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales; and

•	Pressure from competitors that offer broader product lines and services.

We may seek acquisition opportunities in industries outside of the technology industry (which industries may or may not be outside of our management’s areas of expertise).

Although we intend to focus on identifying business combination candidates in the technology industry, including software and services, we will consider a business combination outside of the technology industry if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in the technology industry after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our public shareholders than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an investment outside of the technology industry, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the technology industry would not be relevant to an understanding of the business that we elect to acquire. Accordingly, any shareholders who choose to remain shareholders following our business combination could suffer a reduction in the value of their shares.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target business that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our business combination will not have all of these positive attributes. If we complete our business combination with a target business that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target business that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm that is a member of FINRA, that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our second amended and restated memorandum and articles of association authorizes the issuance of up to 400,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share and 1,000,000 preferred shares, par value $0.0001 per share. At December 31, 2016, there were 344,800,000 and 36,200,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. At December 31, 2016 there were no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preferred shares, to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our business combination as a result of the anti-dilution provisions contained therein. However, our second amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any business combination. The issuance of additional ordinary shares or preferred shares:

•	may significantly dilute the equity interest of investors in the initial public offering;

•	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

•	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Unlike most other similarly structured blank check companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares on the first business day following the consummation of our initial business combination on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in connection with the initial public offering and related to the closing of our initial business combination, the ratio at which founder shares will convert into Class A ordinary shares will be adjusted so that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate 20% of the sum of our ordinary shares outstanding upon completion of our initial public offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private placement warrants issued to our Sponsor. This is different than most other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may be a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. Holders.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. taxpayer who holds our Class A ordinary shares or warrants, the U.S. taxpayer may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements.

The discussion below of the U.S. federal income tax consequences to “U.S. Holders” will apply to a beneficial owner of our securities that is for U.S. federal income tax purposes (i) an individual citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate whose income is includible in gross income for U.S. federal income tax purposes regardless of its source; or (iv) a trust if (A) a U.S. court can exercise primary supervision over the trust’s administration and one or more U.S. persons are authorized to control all substantial decisions of the trust, or (B) it has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

A foreign (i.e., non-U.S.) corporation will be classified as a PFIC for U.S. federal income tax purposes if either (i) at least 75% of its gross income in a taxable year, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is passive income or (ii) at least 50% of its assets in a taxable year (ordinarily determined based on fair market value and averaged quarterly over the year), including its pro rata share of the assets of any corporation in which it is considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets.

Because we are a blank check company, with no current active business, we believe that we met the PFIC asset and income test for our initial taxable year ended December 31, 2016. However, pursuant to a startup exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income, if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the IRS that it will not be a PFIC for either of the first two taxable years following the startup year; and (3) the corporation is not in fact a PFIC for either of those years. The applicability of the startup exception to us will not be known until a future time. Accordingly, there can be no assurance with respect to our status as a PFIC for our taxable year ended December 31, 2016.

In light of the uncertainty regarding our PFIC status, upon request by a U.S. Holder, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” (“QEF”) election (as discussed herein), but there can be no assurance that we will timely provide such required information. If we do not timely provide such required information, a QEF election may not be available to U.S. Holders. There is also no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided. If we do not timely provide such required information, a QEF election may not be available to U.S. Holders.

Although our PFIC status is determined annually, an initial determination that our company is a PFIC will generally apply for subsequent years to a U.S. Holder who held Class A ordinary shares or warrants while we were a PFIC, whether or not we meet the test for PFIC status in those subsequent years. If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants and, in the case of our Class A ordinary shares, the U.S. Holder did not make either a timely QEF election for our first taxable year as a PFIC in which the U.S. Holder held (or was deemed to hold) Class A ordinary shares, as described below, such U.S. Holder generally will be subject to special rules with respect to (i) any gain recognized by the U.S. Holder on the sale or other disposition of its Class A ordinary shares or warrants and (ii) any “excess distribution” made to the U.S. Holder (generally, any distributions to such U.S. Holder during a taxable year of the U.S. Holder that are greater than 125% of the average annual distributions received by such U.S. Holder in respect of the Class A ordinary shares during the three preceding taxable years of such U.S. Holder or, if shorter, such U.S. Holder’s holding period for the Class A ordinary shares).

Under these rules:

•	the U.S. Holder’s gain or excess distribution will be allocated ratably over the U.S. Holder’s holding period for the Class A ordinary shares or warrants;

•	the amount allocated to the U.S. Holder’s taxable year in which the U.S. Holder recognized the gain or received the excess distribution, or to the period in the U.S. Holder’s holding period before the first day of our first taxable year in which we are a PFIC, will be taxed as ordinary income;

•	the amount allocated to other taxable years (or portions thereof) of the U.S. Holder and included in its holding period will be taxed at the highest tax rate in effect for that year and applicable to the U.S. Holder; and

•	an additional tax equal to the interest charge generally applicable to underpayments of tax will be imposed on the U.S. Holder with respect to the tax attributable to each such other taxable year of the U.S. Holder.

In general, if we are determined to be a PFIC, a U.S. Holder will avoid the PFIC tax consequences described above in respect to our Class A ordinary shares by making a timely and valid QEF election to include in income its pro rata share of our net capital gains (as long-term capital gain) and other earnings and profits (as ordinary income), on a current basis, in each case whether or not distributed, in the taxable year of the U.S. Holder in which or with which our taxable year ends. A U.S. Holder generally may make a separate election to defer the payment of taxes on undistributed income inclusions under the QEF rules, but if deferred, any such taxes will be subject to an interest charge. In addition, such U.S. Holder will not be subject to the QEF inclusion regime with respect to such shares for any taxable year of us that ends within or with a taxable year of the U.S. Holder and in which we are not a PFIC. On the other hand, if the QEF election is not effective for each of our taxable years in which we are a PFIC and the U.S. Holder holds (or is deemed to hold) our Class A ordinary shares, the PFIC rules discussed above will continue to apply to such shares unless the holder makes a purging election, as described above, and pays the tax and interest charge with respect to the gain inherent in such shares attributable to the pre-QEF election period.

A U.S. Holder may not make a QEF election with respect to its warrants to acquire our Class A ordinary shares. As a result, if a U.S. Holder sells or otherwise disposes of such warrants (other than upon exercise of such warrants) and we were a PFIC at any time during the U.S. Holder’s holding period of such warrants, any gain recognized generally will be treated as an excess distribution, taxed as described above. If a U.S. Holder that exercises such warrants properly makes a QEF election with respect to the newly acquired Class A ordinary shares (or has previously made a QEF election with respect to our Class A ordinary shares), the QEF election will apply to the newly acquired Class A ordinary shares. Notwithstanding, the adverse tax consequences relating to PFIC shares, adjusted to take into account the current income inclusions resulting from the QEF election, will continue to apply with respect to such newly acquired Class A ordinary shares (which generally will be deemed to have a holding period for purposes of the PFIC rules that includes the period the U.S. Holder held the warrants), unless the U.S. Holder makes a purging election under the PFIC rules. Under the purging election, the U.S. Holder will be deemed to have sold such shares at their fair market value and any gain recognized on such deemed sale will be treated as an excess distribution, as described above. As a result of the purging election, the U.S. Holder will have a new basis and holding period in the Class A ordinary shares acquired upon the exercise of the warrants for purposes of the PFIC rules.

The QEF election is made on a shareholder-by-shareholder basis and, once made, can be revoked only with the consent of the IRS. A U.S. Holder generally makes a QEF election by attaching a completed IRS Form 8621 (Information Return by a Shareholder of a Passive Foreign Investment Company or Qualified Electing Fund), including the information provided in a PFIC annual information statement, to a timely filed U.S. federal income tax return for the tax year to which the election relates. Retroactive QEF elections generally may be made only by filing a protective statement with such return and if certain other conditions are met or with the consent of the IRS. U.S. Holders should consult their tax advisors regarding the availability and tax consequences of a retroactive QEF election under their particular circumstances.

If a U.S. Holder has made a QEF election with respect to our Class A ordinary shares, and the excess distribution rules discussed above do not apply to such shares (because of a timely QEF election for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) such shares or a purge of the PFIC taint pursuant to a purging election, as described above), any gain recognized on the sale of our Class A ordinary shares generally will be taxable as capital gain and no additional tax charge will be imposed under the PFIC rules. As discussed above, if we are a PFIC for any taxable year, a U.S. Holder of our Class A ordinary shares that has made a QEF election will be currently taxed on its pro rata share of our earnings and profits, whether or not distributed for such year. A subsequent distribution of such earnings and profits that were previously included in income generally should not be taxable when distributed to such U.S. Holder. The tax basis of a U.S. Holder’s shares in a QEF will be increased by amounts that are included in income, and decreased by amounts distributed but not taxed as dividends, under the above rules. In addition, if we are not a PFIC for any taxable year, such U.S. Holder will not be subject to the QEF inclusion regime with respect to our Class A ordinary shares for such a taxable year.

If we are a PFIC and our Class A ordinary shares constitute “marketable stock,” a U.S. Holder may avoid the adverse PFIC tax consequences discussed above if such U.S. Holder, at the close of the first taxable year in which it holds (or is deemed to hold) our Class A ordinary shares, makes a mark-to-market election with respect to such shares for such taxable year. Such U.S. Holder generally will include for each of its taxable years as ordinary income the excess, if any, of the fair market value of its Class A ordinary shares at the end of such year over its adjusted basis in its Class A ordinary shares. The U.S. Holder also will recognize an ordinary loss in respect of the excess, if any, of its adjusted basis of its Class A ordinary shares over the fair market value of its Class A ordinary shares at the end of its taxable year (but only to the extent of the net amount of previously included income as a result of the mark-to-market election). The U.S. Holder’s basis in its Class A ordinary shares will be adjusted to reflect any such income or loss amounts, and any further gain recognized on a sale or other taxable disposition of its Class A ordinary shares will be treated as ordinary income. Currently, a mark-to-market election may not be made with respect to warrants.

The mark-to-market election is available only for “marketable stock,” generally, stock that is regularly traded on a national securities exchange that is registered with the Securities and Exchange Commission, including NASDAQ Capital Market (on which we have listed the Class A ordinary shares), or on a foreign exchange or market that the IRS determines has rules sufficient to ensure that the market price represents a legitimate and sound fair market value. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a mark-to-market election in respect to our Class A ordinary shares under their particular circumstances.

If we are a PFIC and, at any time, have a foreign subsidiary that is classified as a PFIC, U.S. Holders generally would be deemed to own a portion of the shares of such lower-tier PFIC, and generally could incur liability for the deferred tax and interest charge described above if we receive a distribution from, or dispose of all or part of our interest in, the lower-tier PFIC or the U.S. Holders otherwise were deemed to have disposed of an interest in the lower-tier PFIC. We will endeavor to cause any lower-tier PFIC to provide to a U.S. Holder the information that may be required to make or maintain a QEF election with respect to the lower-tier PFIC. There can be no assurance that we will have timely knowledge of the status of any such lower-tier PFIC. In addition, we may not hold a controlling interest in any such lower-tier PFIC and thus there can be no assurance we will be able to cause the lower-tier PFIC to provide such required information. U.S. Holders are urged to consult their tax advisors regarding the tax issues raised by lower-tier PFICs.

A U.S. Holder that owns (or is deemed to own) shares in a PFIC during any taxable year of the U.S. Holder, may have to file an IRS Form 8621 (whether or not a QEF or market-to-market election is made) and such other information as may be required by the U.S. Treasury Department. Failure to do so, if required, will extend the statute of limitations until such required information is furnished to the IRS.

The rules dealing with PFICs and with the QEF and mark-to-market elections are very complex and are affected by various factors in addition to those described above. Accordingly, U.S. Holders of our ordinary shares and warrants should consult their own tax advisors concerning the application of the PFIC rules to our securities under their particular circumstances.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the Company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our business combination.

Our executive officers and directors are now, and all of them may in the future have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance,” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with the Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of the Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In August through October 2016, we issued to our Sponsor an aggregate of 11,500,000 founder shares in exchange for a capital contribution of $25,000, or approximately $0.002 per share. In October 2016, our Sponsor transferred 25,000 founder shares to each of our independent directors at the same per-share purchase price paid by our Sponsor. The foregoing transfers of founder shares were made in reliance upon an exemption from the registration requirements of the Securities Act pursuant to the so-called 4(a)(1)-½ exemption. On October 26, 2016, we effected a share capitalization resulting in our initial shareholders holding an aggregate of 13,800,000 founder shares. Prior to the initial investment in the company of $25,000 by our Sponsor, the company had no assets, tangible or intangible. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 8,693,334 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant (approximately $13.04 million in the aggregate), in a private placement that closed close simultaneously with the closing of the initial public offering.

If we do not complete our initial business combination by November 1, 2018, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the initial public offering, which is the deadline for our completion of an initial business combination.

Since our Sponsor, executive officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our business combination.

At the closing of our business combination, our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our Sponsor, executive officers and directors may influence their motivation in identifying and selecting a target business and completing a business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the private placement, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the initial public offering and the private placement provided us with $552 million that we may use to complete our business combination (excluding $19.32 million of deferred underwriting commissions being held in the Trust Account).

We may effectuate our business combination with a single target business, or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our second amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including warrant agreements. We cannot assure you that we will not seek to amend our second amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our second amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the Company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants. We cannot assure you that we will not seek to amend our second amended and restated memorandum and articles of association or other governing instruments in order to effectuate our initial business combination. In addition, our second amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our second amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 24 months of the closing of our initial public offering. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our second amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the Company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our second amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our second amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who will collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares upon the closing of the initial public offering (assuming they do not purchase any additional Class A ordinary shares), will participate in any vote to amend our second amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our second amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our second amended and restated memorandum and articles of association.

Our Sponsor, our executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our second amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 1, 2018, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, less income taxes payable, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against the Sponsor, our executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

Although we believe that the net proceeds of the initial public offering and the private placement will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering and the private placement prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our second amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by the Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our business combination.

We issued warrants to purchase 18,400,000 of our Class A ordinary shares as part of the units sold in the initial public offering and, simultaneously with the closing of the initial public offering, we issued in the private placement an aggregate of 8,693,334 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share. In addition, if the Sponsor makes any Working Capital Loans, it may convert those loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. To the extent we issue ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies

Each unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2017. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for shareholders to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our second amended and restated memorandum and articles of association, the Companies Law (as may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our second amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our second amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

After our business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore shareholders may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for shareholders in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could from their positions as officers or directors of the Company, and the management of the target business at the time of the business combination would remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue would be derived from our operations in such country. Accordingly, our results of operations and prospects would be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our corporate offices at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144. We have agreed to reimburse our Sponsor an amount not to exceed $10,000 per month for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares and warrants are traded on the NASDAQ Capital Market under the symbols “GTYHU”, “GTYH” and “GTYHW”, respectively. The following table sets forth the high and low sales prices for our units, Class A ordinary shares and warrants for the periods indicated since our units began public trading on October 27, 2016 and our Class A ordinary shares and warrants began public trading on November 14, 2016.

	Units (GTYHU)		Class A ordinary shares (GTYH)		Warrants (GTYHW)
	High	Low	High	Low	High	Low
Year ended December 31, 2016:
Quarter ended December 31, 2016	$10.55	$10.02	$13.00	$9.80	$1.00	$0.20

Holders

At March 24, 2017, there was one holder of record of our units, one holder of record of our separately traded Class A ordinary shares and two holders of record of our separately traded warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our business combination. The payment of any cash dividends subsequent to our business combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

The graph below compares the cumulative total return for our units from October 27, 2016 (the first day on which our units began trading) through December 31, 2016 with the comparable cumulative return of two indices: the NASDAQ Composite Index and the NASDAQ 100 Technology Sector Index. The graph assumes $100 invested on October 27, 2016 in each of our units and the three indices presented.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In August, 2016, the Sponsor purchased 8,625,000 Class B ordinary shares for an aggregate purchase price of $25,000. On each of October 14 and October 26, 2016, the Company effected a share capitalization resulting in an aggregate of 11,500,000 and 13,800,000 founder shares outstanding, respectively. In October 2016, the Sponsor transferred 25,000 founder shares to each of the Company’s independent director nominees at the same per-share purchase price paid by the Sponsor. Simultaneously with the closing of the initial public offering, the Company consummated the private placement of 8,693,334 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per private placement warrant with the Sponsor, generating gross proceeds of approximately $13.04 million. The sales of the above securities by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On November 1, 2016, we consummated our initial public offering of 55,200,000 units, including the issuance of 7,200,000 units as a result of the underwriters’ exercise of their over-allotment option in full. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-third of one warrant to purchase one Class A Ordinary Share. Citigroup Global Markets Inc. and I-Bankers Securities, Inc. acted as underwriters for the offering, with Citigroup Global Markets Inc. acting as sole book-running manager. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $552 million. Following the closing of the initial public offering and the private placement, an aggregate of $552 million was placed in the Trust Account.

The Company incurred approximately $31,060,000 of offering costs in connection with the initial public offering, inclusive of $19.32 million in deferred underwriting commissions payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a business combination. There has been no material change in the planned use of proceeds from the initial public offering as described in our final prospectus dated October 26, 2016 which was filed with the SEC.

Item 6. Selected Financial Data.

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the period from August 11, 2016 (inception) through December 31, 2016. You should read the following selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

For the Period from
August 11, 2016 (Inception) to
December 31, 2016
Statement of Operations Data:
Total interest income	$263,777
Total expenses	$199,834
Net income	$63,943

Weighted average shares outstanding
Basic (1)	14,870,338
Diluted	38,024,460

Net earnings per share
Basic	$0.00
Diluted	$0.00

Balance Sheet Data (end of period):
Cash	$1,219,822
Cash and cash equivalents held in Trust Account	$552,263,774
Total assets	$553,504,760
Class A ordinary shares subject to possible redemption, $0.0001 par value; 52,909,602 shares at redemption value at December 31, 2016	$529,096,020
Total liabilities	$19,408,739
Total shareholders' equity	$5,000,001

Cash Flow Data:
Net cash used in operating activities	$(85,873)
Net cash used in investing activities	$(552,000,000)
Net cash provided by financing activities	$553,305,695

(1) This number excludes an aggregate of up to 52,909,602 Class A ordinary shares subject to possible redemption at December 31, 2016

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to GTY Technology Holdings Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company formed in the Cayman Islands on August 11, 2016 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified. Although we are not limited to a particular industry or geographic region for purposes of consummating a business combination, we intend to focus on the technology industry, including software and services.

The registration statement for our initial public offering was declared effective on October 26, 2016. We consummated the initial public offering of 55,200,000 units, including the issuance of 7,200,000 units as a result of the underwriters’ exercise of their over-allotment option in full at $10.00 per unit on November 1, 2016, generating gross proceeds of $552 million. We incurred offering costs of approximately $31 million, inclusive of approximately $30.4 million of underwriting fees. We paid $11.04 million of underwriting fees upon the closing of the initial public offering and deferred $19.32 million of underwriting fees until the consummation of the initial business combination.

Simultaneously with the closing of the initial public offering, we consummated the private placement of 8,693,334 private placement warrants at a price of $1.50 per private placement warrant with our Sponsor, GTY Investors, LLC, a Delaware limited liability company, generating gross proceeds of approximately $13.04 million.

Upon the closing of the initial public offering and private placement on November 1, 2016, $552 million from the net proceeds of the sale of the units in the initial public offering and the private placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The funds in the Trust Account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with maturities of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the funds in the Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the private placement, although substantially all of the net proceeds are intended to be applied toward consummating an initial business combination.

If we are unable to complete an initial business combination within 24 months from the closing of the initial public offering (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2016, we had a balance of cash and cash equivalents of approximately $1.2 million, which excludes interest income available to us for tax obligations of approximately $264,000 from our investments in the Trust account. We expect to continue to incur significant costs in pursuit of our initial business combination plans.

Through December 31, 2016, our liquidity needs were satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares to the Sponsor and the gross proceeds of the private placement of $13.04 million.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account holding the net proceeds of the initial public offering (less taxes payable and deferred underwriting commissions) to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Critical Accounting Policy

Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption at redemption value are presented as temporary equity, outside of the shareholders’ equity section of our accompanying balance sheet.

Results of Operations

Our entire activities from August 11, 2016 (inception) up to December 31, 2016 were in preparation for our initial public offering and, since the closing of the initial public offering, a search for initial business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the period from August 11, 2016 (inception) up to December 31, 2016, we had net income of approximately $64,000, which consist of formation and operating costs of approximately $200,000, offset by interest income of approximately $264,000.

Related Party Transactions

Founder Shares

In August 2016, we issued 8,625,000 shares of Class B ordinary shares to the Sponsor in exchange for a capital contribution of $25,000. On each of October 14 and October 26, 2016, we effected a share capitalization resulting in an aggregate of 11,500,000 and 13,800,000 founder shares outstanding, respectively, which have been retroactively restated on the accompanying unaudited condensed financial statements. The 13,800,000 founder shares include an aggregate of up to 1,800,000 shares that would be surrendered to us for no consideration by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full, so that the initial shareholders will collectively own 20% of our issued and outstanding ordinary shares after the initial public offering. As a result of the underwriters’ exercise of their over-allotment option on November 1, 2016, no founder shares were surrendered to us by the Sponsor.

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

The Sponsor, officers and directors have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until the earlier to occur of (i) one year after the completion of an initial business combination, or earlier if, subsequent to an initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing 150 days after the completion of an initial business combination and (ii) the date following the completion of an initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Private Placement Warrants

Concurrently with the closing of the initial public offering, the Sponsor purchased an aggregate of 8,693,334 private placement warrants at $1.50 per private placement warrants, generated gross proceeds of $13.04 million in the private placement.

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

Due to Related Party

Our Sponsor loaned us in the form of a promissory note up to $200,000 to be used for the payment of costs related to the initial public offering. The loan was non-interest bearing, unsecured and due upon the closing of the initial public offering. The Company paid off all outstanding amount to the Sponsor in December 2016.

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

Administrative Service Reimbursement

We have agreed to reimburse the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services, commencing on the effective date of the initial public offering through the earlier of our consummation of an initial business combination or our liquidation. We recognized $20,000 for the period from August 11, 2016 (inception) to December 31, 2016 in connection with this agreement in the accompanying statement of operations.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We have adopted the methodologies prescribed by ASU 2014-15 the adoption of ASU 2014-15 had no effect on its financial position or results of operations.

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

Underwriting Agreement

We granted the underwriters a 45-day option from October 26, 2016 to purchase up to 7,200,000 additional units to cover over-allotments, if any, at the initial public offering price less the underwriting discounts and commissions, which was fully exercised on November 1, 2016.

We paid an underwriting discount of $0.20 per unit, or $11.04 million in the aggregate, upon the consummation of the initial public offering. $0.35 per unit, or $19.32 million in the aggregate will be payable to the underwriters for deferred underwriting fees. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S- K and did not have any commitments or contractual obligations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the initial public offering and the identification and evaluation of prospective acquisition targets for a business combination. We have neither engaged in any operations nor generated any revenues. Following our initial public offering, we invested the funds held in the Trust Account invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

At December 31, 2016, $552 million was held in the Trust Account for the purposes of consummating a business combination. If we complete a business combination within 24 months after the closing of our initial public offering, the funds in the Trust Account will be used to pay for the business combination, redemptions of Class A ordinary shares, if any, deferred underwriting compensation of $19.32 million and accrued expenses related to the business combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

GTY Technology Holdings Inc.

We have audited the accompanying balance sheet of GTY Technology Holdings Inc. (the “Company”), as of December 31, 2016, and the related statements of operations, changes in shareholders’ equity and cash flows for the period from August 11, 2016 (inception) to December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTY Technology Holdings Inc. as of December 31, 2016, and the results of its operations and its cash flows for the period from August 11, 2016 (inception) to December 31, 2016, in accordance with accounting principles generally accepted in the United States of America.

/s/ WithumSmith+Brown, PC

New York, New York

March 24, 2017

GTY TECHNOLOGY HOLDINGS INC.

BALANCE SHEET

December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,219,822
Prepaid expenses	21,164
Total current assets	1,240,986

Cash and cash equivalents held in Trust Account	552,263,774
Total Assets	$553,504,760

Liabilities and Shareholders' Equity
Accounts payable	$68,739
Accrued expenses - related party	20,000
Total current liabilities	88,739
Deferred underwriting fees	19,320,000
Total Liabilities	19,408,739

Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value; 52,909,602 shares at redemption value at December 31, 2016	529,096,020

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2016	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 2,290,398 shares issued and outstanding (excluding 52,909,602 shares subject to possible redemption) at December 31, 2016	229
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 13,800,000 shares issued and outstanding at December 31, 2016	1,380
Additional paid-in capital	4,934,449
Retained earnings	63,943
Total Shareholders' Equity	5,000,001
Total Liabilities and Shareholders' Equity	$553,504,760

The accompanying notes are an integral part of these financial statements.

GTY TECHNOLOGY HOLDINGS INC.

STATEMENTS OF OPERATIONS

For the Period from
August 11, 2016 (Inception) to
December 31, 2016
General and administrative expenses	$199,834
Loss from operations	(199,834)
Interest income	263,777
Net income	$63,943

Weighted average shares outstanding
Basic (1)	14,870,338
Diluted	38,024,460

Net earnings per share
Basic	$0.00
Diluted	$0.00

(1) This number excludes an aggregate of up to 52,909,602 Class A ordinary shares subject to possible redemption at December 31, 2016

The accompanying notes are an integral part of these financial statements.

GTY TECHNOLOGY HOLDINGS INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - August 11, 2016 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	13,800,000	1,380	23,620	-	25,000
Sale of units in initial public offering, net of offering costs	55,200,000	5,520	-	-	520,961,557	-	520,967,077
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	13,040,001	-	13,040,001
Ordinary shares subject to possible redemption	(52,909,602)	(5,291)	-	-	(529,090,729)	-	(529,096,020)
Net income	-	-	-	-	-	63,943	63,943
Balance - December 31, 2016	2,290,398	$229	13,800,000	$1,380	$4,934,449	$63,943	$5,000,001

The accompanying notes are an integral part of these financial statements.

GTY TECHNOLOGY HOLDINGS INC.

STATEMENT OF CASH FLOWS

For the period from August 11, 2016 (Inception) to December 31, 2016

Cash Flows from Operating Activities
Net income	$63,943
Adjustments to reconcile net income to net cash used in operating activities:
Operating costs paid by related party in exchange for founder shares and Private Placement Warrants	67,133
Interest earned on cash and cash equivalents held in Trust Account	(263,774)
Changes in operating assets and liabilities:
Prepaid expenses	(21,164)
Accounts payable	47,989
Accrued expenses - related party	20,000
Net cash used in operating activities	(85,873)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(552,000,000)
Net cash used in investing activities	(552,000,000)

Cash Flows from Financing Activities
Proceeds received from initial public offering	552,000,000
Payment of offering costs	(27,500)
Proceeds received from private placement, net of expenses paid by Sponsor	1,333,195
Net cash provided by financing activities	553,305,695

Net change in cash and cash equivalents	1,219,822

Cash and cash equivalents- beginning of the period	-
Cash and cash equivalents - ending of the period	$1,219,822

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for founder shares	$20,000
Offering costs paid by Sponsor in exchange for Private Placement Warrants	$11,644,673
Deferred underwriting fees	$19,320,000
Value of Class A ordinary shares subject to possible redemption	$529,096,020
Offering costs included in accounts payable	$20,750

The accompanying notes are an integral part of these financial statements.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Business Operations

GTY Technology Holdings Inc. (the “Company”) is blank check company incorporated in the Cayman Islands on August 11, 2016. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“business combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a business combination, the Company intends to focus on the technology industry, including software and services.

All activities through December 31, 2016 relates to the Company’s formation and the initial public offering (the “initial public offering”) and, since the closing of the initial public offering, a search for a business combination candidate described below. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s initial public offering was declared effective on October 26, 2016. The Company consummated the initial public offering of 55,200,000 units, including the issuance of 7,200,000 units as a result of the underwriter’ exercise of their over-allotment option in full (“units” and, with respect to the Class A ordinary shares included in the units being offered, the “public shares”) at $10.00 per unit on November 1, 2016, generating gross proceeds of $552 million. The Company incurred offering costs of approximately $31 million, inclusive of approximately $30.4 million of underwriting fees. The Company paid $11.04 million of underwriting fees upon the closing of the initial public offering and deferred $19.32 million of underwriting fees until the consummation of the initial business combination (Note 2).

Simultaneously with the closing of the initial public offering, the Company consummated the private placement (“private placement”) of 8,693,334 warrants (“private placement warrants”) at a price of $1.50 per private placement warrant with the Company’s sponsor, GTY Investors, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of approximately $13.04 million (Note 3).

Upon the closing of the initial public offering and private placement on November 1, 2016, $552 million from the net proceeds of the sale of the units in the initial public offering and the private placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”). The funds in the Trust Account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with maturities of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the funds in the Trust Account as described below.

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

The Company will provide its holders of the outstanding Class A ordinary shares sold in the initial public offering (“public shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of a business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a business combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These public shares will be recorded at a redemption value and classified as temporary equity upon the completion of the initial public offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a business combination and a majority of the shares voted are voted in favor of the business combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its second amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a business combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a business combination, the initial shareholders (as defined below) have agreed to vote their founder shares (as defined in Note 4) and any public shares purchased during or after the initial public offering in favor of a business combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

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

The initial shareholders have agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a business combination within the Combination Period. However, if the initial shareholders should acquire public shares in or after the initial public offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a business combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a business combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Company’s public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, our sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company's independent public accountants) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable. This liability will not apply with respect to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) or to any claims under the Company’s indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that our sponsor must indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s registered independent public accounting firms), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On November 9, 2016, the Company announced that, commencing November 14, 2016, holders of the units sold in the Company’s initial public offering may elect to separately trade the Class A ordinary shares and warrants included in the units. The Class A ordinary shares and warrants that are separated trade on The NASDAQ Capital Market (“NASDAQ”) under the symbols “GTYH” and “GTYHW,” respectively. Units that are not separated continue to trade on NASDAQ under the symbol “GTYHU.”

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying balance sheet is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Liquidity

As of December 31, 2016, the Company had a balance of cash and cash equivalents of approximately $1.2 million, which excludes interest income available to the Company for tax obligations of approximately $264,000 from the Company's investments in the Trust Account.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete its initial business combination. To the extent that the Company’s equity or debt is used, in whole or in part, as consideration to complete the initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue its growth strategies.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet the Company's needs for the next twelve months. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash and Cash Equivalents Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the initial public offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a business combination. As of December 31, 2016, cash and marketable securities, which classified as trading securities, held in the Trust Account consisted of approximately $552.3 million in U.S. Treasury Bills and approximately $900 in cash. At December 31, 2016, there was approximately $264,000 of interest income held in the Trust Account available to be released to the Company.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of the balance sheet in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet.

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

Offering Costs

Offering costs consisting of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the initial public offering totaled approximately $31 million, inclusive of $19.32 million of deferred underwriting fees. Offering costs were charged to shareholders’ equity upon the completion of the initial public offering on November 1, 2016.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, an aggregate of 52,909,602 Class A ordinary shares subject to possible redemption at redemption value at December 31, 2016 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s accompanying balance sheet.

Net Income (Loss) per Share

Net income (loss) per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 52,909,602 Class A ordinary shares subject to possible redemption at December 31, 2016 have been excluded from the calculation of basic income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the initial public offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 27,093,334 shares of the Company’s class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2016, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15 the adoption of ASU 2014-15 had no effect on its financial position or results of operations. See discussion under Liquidity previously presented within the footnotes.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events

The Company has evaluated subsequent events through the date the balance sheet was available to be issued. Based on our evaluation no other material events have occurred that require disclosure.

Note 2. Initial Public Offering

On November 1, 2016, the Company sold 55,200,000 units at a purchase price of $10.00 per unit in the initial public offering, including the issuance of 7,200,000 units as a result of the underwriters’ exercise of their over-allotment option in full. Each unit will consist of one Class A ordinary share and one-third of one redeemable warrant (“public warrant”). Each whole public warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6). No fractional public warrants will be issued upon separation of the units and only whole public warrants will trade.

The Company incurred offering costs of approximately $31 million, inclusive of approximately $30.36 million of underwriting fees. The Company paid $11.04 million of underwriting fees upon the closing of the initial public offering and deferred $19.32 million of underwriting fees until the consummation of the initial business combination.

Note 3. Related Party Transactions

Founder Shares

The Company initially issued 8,625,000 Class B ordinary shares as of August 17, 2016. On October 14 and October 26, 2016, the Company effected a share capitalization resulting in an aggregate of 11,500,000 and 13,800,000 founder shares outstanding, respectively. In October 2016, our sponsor transferred 25,000 founder shares to each of our independent director nominees at the same per-share purchase price paid by our sponsor. The foregoing transfers of founder shares were made in reliance upon an exemption from the registration requirements of the Securities Act pursuant to the so-called 4(a)(1)-½ exemption. The founder shares will automatically convert into Class A ordinary shares upon the consummation of a business combination on a one-for-one basis, subject to adjustments. As a result of the underwriters’ exercise of their over-allotment option, no founder shares were surrendered to the Company by the Sponsor.

The initial shareholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until the earlier to occur of (i) one year after the completion of a business combination, or earlier if, subsequent to a business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing 150 days after the completion of a business combination and (ii) the date following the completion of a business combination on which the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property the (“Lock-Up Period”).

Private Placement Warrants

Concurrently with the closing of the initial public offering, the Sponsor purchased an aggregate of 8,693,334 private placement warrants at $1.50 per warrant, generated gross proceeds of $13.04 million in the private placement.

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

Due to Related Party

The Company’s Sponsor loaned the Company in the form of a promissory note up to $200,000 to be used for the payment of costs related to the initial public offering. The loan was non-interest bearing, unsecured and due upon the closing of the initial public offering. The Company paid off all outstanding amount to the Sponsor in December 2016.

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

Administrative Service Fee

The Company has agreed, commencing on the effective date of the initial public offering through the earlier of the Company’s consummation of a business combination and its liquidation, to reimburse the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services. The Company recognized $20,000 for the period from August 11, 2016 (inception) to December 31, 2016 in connection with this agreement in the accompanying statement of operations.

Note 4. Commitments

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from October 26, 2016 to purchase up to 7,200,000 additional units to cover over-allotments, if any, at the initial public offering price less the underwriting discounts and commissions, which was fully exercised on November 1, 2016.

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

Note 5. Shareholders’ Equity

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2016, there are 55,200,000 Class A ordinary shares issued and outstanding, including 52,909,602 shares of Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share.

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

As of December 31, 2016, the Company has 13,800,000 Class B ordinary shares issued and outstanding.

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At December 31, 2016, there are no preferred shares issued or outstanding.

Warrants – The public warrants may only be exercised for a whole number of shares. No fractional public warrants will be issued upon separation of the units and only whole public warrants will trade. The public warrants will become exercisable on the later of  (a) 30 days after the completion of a business combination or (b) 12 months from the closing of the initial public offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the public warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their public warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a business combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the public warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the public warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The public warrants will expire five years after the completion of a business combination or earlier upon redemption or liquidation.

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

Note 6. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2016 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents held in Trust Account	$552,263,774	$-	$-

Approximately $900 of the balance in the Trust Account was held in cash as of December 31, 2016.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
William D. Green	63	Co-Chief Executive Officer and Co-Chairman
Joseph M. Tucci	69	Co-Chief Executive Officer and Co-Chairman
Harry L. You	57	President, Chief Financial Officer and Director
Randolph Cowen	66	Director
Paul Dacier	59	Director
Stephen Rohleder	59	Director
Charles Wert	72	Director

William D. Green, 63, our founder, has been our Co-Chief Executive Officer and Co-Chairman since September 2016. Mr. Green was previously chief executive officer and chairman of the board of Accenture. Mr. Green was a director of Accenture from 2001 until 2013, and assumed the role of chairman in 2006. During Mr. Green’s time on the board, Accenture completed its initial public offering and Mr. Green was involved in the planning of Accenture’s long-term business strategy. From 2004 through 2010, Mr. Green served as Accenture’s chief executive officer, successfully navigating the company through a challenging global economic environment. During his tenure as chief executive officer, Accenture grew revenue from $13.7 billion to $21.6 billion, doubled its workforce to 211,000 employees and expanded its global footprint. Prior to serving as chief executive officer, Mr. Green was Accenture’s chief operating officer–client services with overall management responsibility for the company’s operating groups. In addition, he served as group chief executive of the Communications & High Tech operating group from 1999 to 2003. He was also group chief executive of the Resources operating group for two years. Earlier in his career, Mr. Green led the Manufacturing industry group and was managing director for Accenture’s business in the United States. Mr. Green was ranked #1 chief executive officer in the Computer Sciences & IT Consulting sector by Institutional Investor in 2007. Mr. Green has served as a director of S&P Global Inc. since 2011, a director of EMC since 2013, EMC’s independent lead director since February 2015 and a director of Inovalon Holdings, Inc. since August 2016. In addition, Mr. Green has served on the board of directors of Dell since September 2016. In addition, Mr. Green has served as chairman of the board of Accumen Inc., a healthcare testing services company, since May 2013, a director of Virtustream, Inc., a cloud computing company and subsidiary of EMC, since June 2016, a director of Pivotal Software, Inc., a software and services company and subsidiary of EMC, since July 2015, a member of the advisory board of Pactera Technology International Ltd., an IT consulting and outsourcing company, since September 2014, a member of the national board of Year Up, Inc., a non-profit offering a workforce development program for low income youth, since October 2013, and a trustee of Dean College, a private college located in Franklin, Massachusetts, since October 2004.

Mr. Green’s qualifications to serve on our board of directors include: his extensive experience operating a publicly-listed technology company; his track record as chief executive officer of Accenture; and his network of contacts in the technology sector.

Joseph M. Tucci, 69, has been our founder, Co-Chief Executive Officer and Co-Chairman since September 2016. Mr. Tucci was chief executive officer, chairman of the board of directors and president of EMC from 2001, 2006 and 2014, respectively, until September 2016 when Dell acquired EMC. At that time, Mr. Tucci became an advisor to Dell’s founder, Michael Dell, and its board of directors. Mr. Tucci led EMC through a revitalization, transforming EMC’s business model from what had been a near-exclusive focus on high-end storage platforms into a federation of businesses that grew to include EMC, VMware, Inc. (NYSE: VMW), Pivotal Software, Inc., RSA Security LLC, VCE and Virtustream, Inc. Following the technology sector’s bust in 2001 – 2002, EMC’s revenues grew from $5.4 billion in 2002 to $24.7 billion in 2015. Acknowledging EMC's success under Mr. Tucci’s leadership, Barron's named him one of the 30 best chief executive officers in 2011 and 2012. In 2015, his final full year at EMC, EMC was named one of the world’s top 10 multinational workplaces out of 700 multinational global companies surveyed by the Great Place to Work Institute, Inc.

With Mr. Tucci setting strategy, EMC amassed a track record of successful acquisitions and partnerships to expand its technology portfolio, enter new market segments and enlarge the company's addressable market opportunity. Mr. Tucci expanded the company's marketplace beyond large enterprises to commercial and small-medium businesses, broadened the company's industry alliances, and established new selling, partnership and distribution channels. Mr. Tucci strengthened EMC's management team with the integration of executives from other major technology companies. And Mr. Tucci championed EMC's commitment to the total customer experience, to provide quality, service, innovation and interaction.

Before joining EMC, Mr. Tucci directed the financial and operational rebirth of Wang Global during six years as its chairman and chief executive officer from 1993 to 1999. At Wang Global, Mr. Tucci guided the company through a rapid and successful emergence from Chapter 11 bankruptcy protection and transformed the company from a midrange computer manufacturer into a leader in networked technology services and solutions. Under Mr. Tucci’s leadership, Wang Global acquired and integrated ten companies from 1995 through 1999. In 1999, Wang Global was acquired by Getronics NV. Prior to joining Wang Global in 1990, Mr. Tucci was President of U.S. information systems for Unisys Corporation (NYSE: UIS), or Unisys, a position he assumed after the 1986 merger of Sperry Corporation and Burroughs Corporation that created Unisys. Mr. Tucci began his career as a systems engineer at RCA Corporation and holds a B.B.A. from Manhattan College and an M.S. in Business Policy from Columbia University.

Mr. Tucci served as chairman of the board of directors of VMware from 2007 to 2016 and as a member of the board of directors of Paychex, Inc. (NASDAQ: PAYX) since 2000. From 2001 to 2016, Mr. Tucci served as one of 150 chief executive officer members of The Business Roundtable and chaired its Task Force on Education and the Workforce from 2002 to 2006. From 2001 to 2016, he was one of eight chief executive officers who steered The Technology CEO Council, the IT industry's leading public policy advocacy organization. He is one of the business leaders who forged and guided the Massachusetts Competitive Partnership since its founding in 2010. He is also a founding member of the strategic advisory board of Bridge Growth Partners, LLC, a private equity firm based in New York, and has been its chairman since October 2016. Mr. Tucci is a member of the Board of Overseers of Columbia Business School, a member of the Board of Trustees of Northeastern University, an overseer of the Boston Symphony Orchestra and a member of the board of directors of the National Academy Foundation.

Mr. Tucci’s qualifications to serve on our board of directors include: his extensive executive leadership experience at EMC; his track record with complex mergers and acquisitions; his ability to achieve proven growth through various conditions; his over 40 years in the technology industry; and his network of contacts in the technology sector.

Harry L. You, 57, has been our founder, President, Chief Financial Officer and Director since September 2016. From 2008 to 2016, Mr. You served as the executive vice president of EMC in the office of the chairman. Mr. You joined EMC in 2008 to oversee corporate strategy and new business development, which included mergers and acquisitions, joint ventures and venture capital activity. Mr. You served as a director of Korn/Ferry International, a global executive recruiting company, from 2004 to October 2016 and has been a trustee of the U.S. Olympic Committee Foundation since August 2016. Mr. You was chief executive officer of BearingPoint, a leading IT and management consultancy from 2005 to 2007. He also served as BearingPoint’s interim chief financial officer from 2005 to 2006. From 2004 to 2005, Mr. You served as executive vice president and chief financial officer of Oracle Corporation (NYSE: ORCL), or Oracle, helping begin Oracle’s acquisition run with the takeovers of Peoplesoft, Inc. and Retek in 2005, and was also a member of the board of directors of Oracle Japan. From 2001 to 2004, Mr. You served as chief financial officer of Accenture, helping take the company public and leading the company to 35% annual free cash flow growth during his tenure. Mr. You also previously spent fourteen years on Wall Street, including serving as a managing director in the Investment Banking Division of Morgan Stanley, where he headed the Computer and Business Services Group. Mr. You was a #1 ranked chief financial officer by Institutional Investor in the Computer Services & IT Consulting sector in 2004. Mr. You holds an M.A. in Economics from Yale University and a B.A. in Economics from Harvard College.

Mr. You’s qualifications to serve on our board of directors include his extensive and varied deal experience throughout his career, including his experience structuring Dell’s acquisition of EMC as EMC’s executive vice president, and his network of contacts in the technology sector.

Randolph Cowen, 66, has served as a director since completion of the initial public offering. Mr. Cowen served as a director of EMC from January 2009 to September 2016, and as a director of Pivotal Software, Inc. from April 2013 to September 2016. From 2004 to 2008, Mr. Cowen served as the global head of technology and operations, and as the co-chief administrative officer from 2007 to 2008, at Goldman Sachs Group, Inc., where he had worked since 1982. From 2001 to 2007, Mr. Cowen served as the chief information officer of Goldman Sachs Group, Inc. Mr. Cowen holds a bachelor’s degree in history with a minor in mathematics from Michigan State University.

Mr. Cowen’s qualifications to serve on our board of directors include his experience managing information technology at Goldman Sachs.

Paul Dacier, 59, has served as a director since completion of the initial public offering. Mr. Dacier joined EMC in 1990 and served as the company’s executive vice president and general counsel until September 2016. Mr. Dacier was responsible for the worldwide legal affairs of EMC and its subsidiaries and oversaw the company’s internal audit, real estate and facilities organizations, sustainability and government affairs departments. Mr. Dacier is the vice chairman of the board of directors of AerCap Holdings N.V., an aircraft leasing company located in the Netherlands. In 2013 and 2014, Mr. Dacier was President of the Boston Bar Association. Mr. Dacier holds a bachelor’s degree in History from Marquette University, and is also a graduate of the Marquette University Law School.

Mr. Dacier’s qualifications to serve on our board of directors include his leadership at EMC.

Stephen Rohleder, 59, has served as a director since completion of the initial public offering. Since 2015, Mr. Rohleder has been the principal owner of SGR Equity Investments. Prior to SGR Equity Investments, he spent 34 years at Accenture. Mr. Rohleder became partner at Accenture in 1992. He served as Accenture’s chief executive officer for North America from 2014 to 2015, as chief executive officer of the health and public service operating group from 2009 to 2014, and, as global chief operating officer from 2004 to 2009. As chief executive officer, Mr. Rohleder was responsible for Accenture’s business in the United States and Canada. During his tenure as chief operating officer, he was responsible for leading the company’s strategic direction and overall operational performance and was responsible for all global operations. Mr. Rohleder is currently an advisory board member at Kony, Inc., a cloud-based enterprise mobility solutions company and mobile application development platform provider. Mr. Rohleder holds a bachelor’s degree in Business Administration in Finance with a concentration in Computer Science from the University of Texas at Austin.

Mr. Rohleder’s qualifications to serve on our board of directors include his extensive executive experience at Accenture.

Charles Wert, 72, has served as a director since completion of the initial public offering. Mr. Wert currently serves as the vice chairman and as a director at Evercore Trust Company, N.A., or Evercore, which he formed and organized and was previously the president and chief executive officer from 2009 to 2014. Prior to joining Evercore, Mr. Wert served as an executive vice president and senior trust officer of U.S. Trust Company N.A. for over 20 years. Mr. Wert also founded united Mercantile Bank and Trust Company and served as its president and senior trust officer from 1982 until 1987. Mr. Wert holds a bachelor’s degree in Business Administration and Finance from California State University at Los Angeles.

Mr. Wert’s qualifications to serve on our board of directors include his track record and leadership experience at Evercore, U.S. Trust Company N.A. and united Mercantile Bank and Trust Company.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. The term of office of the first class of directors, consisting of Paul Dacier and Charles Wert, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Randolph Cowen and Stephen Rohleder, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of William D. Green, Joseph M. Tucci and Harry L. You, will expire at our third annual meeting of shareholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our second amended and restated memorandum and articles of association as it deems appropriate. Our second amended and restated memorandum and articles of association provide that our officers may consist of one or more chairmen of the board, chief executive officers, a president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Our board has established an audit committee of the board of directors. Audit committee members include Messrs. Cowen, Dacier, Rohleder and Wert. Mr. Wert serves as chairman of the audit committee. Messrs. Cowen, Dacier, Rohleder and Wert are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Wert qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The responsibilities of our audit committee include:

•	meeting with our registered independent public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the registered independent public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our registered independent public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the registered independent public accounting firm;

•	determining the compensation and oversight of the work of the registered independent public accounting firm (including resolution of disagreements between management and the registered independent public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	monitoring compliance on a quarterly basis with the terms of the prospectus for our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the prospectus for our initial public offering; and

•	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

Our board has established a compensation committee of the board of directors. Compensation committee members include Messrs. Cowen and Rohleder. Mr. Rohleder serves as chairman of the compensation committee.

We have adopted a compensation committee charter which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Cowen, Dacier, Rohleder and Wert. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our business combination, the board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our second amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

Except for the following, none of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors: William D. Green and Randolph Cowen served on EMC's compensation committee during Joseph M. Tucci's, Harry L. You's and Paul Dacier's tenures as EMC's chief executive officer, executive vice president in the office of the chairman and executive vice president and general counsel, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2016 there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, executive officers and employees that complies with the rules and regulations of the NASDAQ. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. We have previously filed copies of our form of Code of Ethics, our form of Audit Committee Charter and our form of Compensation Committee Charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request to us in writing at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144 or by telephone at (702) 945-2898.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the second amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers and directors will materially affect our ability to complete our business combination.

Our Sponsor, officers and directors may become involved with subsequent blank check companies similar to our Company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our business combination or we have failed to complete our business combination by November 1, 2018.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
William D. Green	S&P Global Inc.	Ratings, Benchmarks, Analytics and Data for the Capital and Commodity Markets	Director
	Dell Technologies, Inc.	Information Technology, Hardware, Computing Devices, Software, Peripherals, Servers, Networking Storage and Services, Information Infrastructure, Cloud, Applications and Business Process Services	Director
	Inovalon Holdings, Inc.	Cloud-based Analytics and Data-driven Intervention Platforms for the Healthcare Industry	Director
	Accumen Inc.	Healthcare Testing Services	Chairman
	Virtustream, Inc.	Cloud Computing	Director
	Pivotal Software, Inc.	Software and Services	Director
	Pactera Technology International Ltd.	IT Consulting and Outsourcing	Advisory Board Member
Joseph M. Tucci	Paychex, Inc.	Payroll, Human Resource and Benefits Outsourcing	Director
Paul Dacier	AerCap Holdings N.V.	Aircraft Leasing	Vice Chairman
Stephen Rohleder	SGR Equity Investments	Management Consulting	Principal Owner
Charles Wert	Evercore Trust Company	Investment Management, Independent Fiduciary and Trustee Services to Employee Benefit Plans	Vice Chairman and Director

Potential investors should also be aware of the following other potential conflicts of interest:

•	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
•	Our Sponsor purchased founder shares and private placement warrants. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial shareholders with respect to any public shares acquired by them in or after the initial public offering. Additionally, our initial shareholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. The private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, if any of the above executive officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that such a business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, we have agreed to reimburse our Sponsor for office space, secretarial and administrative services provided to us in an amount not to exceed $10,000 per month.

In the event that we submit our business combination to our public shareholders for a vote, our initial shareholders, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares held by them, and their permitted transferees will agree, and any public shares held by them in favor of our business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our second amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on October 27, 2016, through the earlier of the consummation of a business combination or our liquidation, we will reimburse our Sponsor for office space, secretarial and administrative services provided to us in an amount not to exceed $10,000 per month. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of a business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after a business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management team to remain with us after the consummation of a business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at March 24, 2017 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
•	each of our executive officers and directors that beneficially own ordinary shares; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as they are not exercisable within 60 days of March 24, 2017.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
GTY Investors, LLC (our Sponsor)(3)	13,680,000	19.8%
William D. Green(3)	13,680,000	19.8%
Joseph M. Tucci(3)	13,680,000	19.8%
Harry L. You(3)	13,680,000	19.8%
Randolph Cowen	30,000	*
Paul Dacier	30,000	*
Stephen Rohleder	30,000	*
Charles Wert	30,000	*
All officers, directors and director nominees as a group seven individuals)	13,800,000	20.0%
The Baupost Group, L.L.C.(4)	4,400,000	6.4%

*	Less than 1%.
(1)	This table is based on 69,000,000 ordinary shares outstanding at March 24, 2017, of which 55,200,000 were Class A ordinary shares and 13,800,000 were Class B ordinary shares. The Class A ordinary shares and Class B ordinary shares vote together on all matters presented to shareholders for approval, exception that prior to the consummation of an initial business combination, only holders of Class B ordinary shares will have the ability to elect our directors. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise noted, the business address of each of our shareholders is 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144.
(2)	The interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our business combination.
(3)	William D. Green, Joseph M. Tucci and Harry L. You are members and the managers of GTY Investors, LLC, our Sponsor, and share voting and dispositive power over the founder shares held by our Sponsor.
(4)	According to a Schedule 13G filed with the SEC on February 14, 2017 on behalf of The Baupost Group, L.L.C. (“Baupost”), SAK Corporation (“SAK”) and Seth A. Klarman (“Mr. Klarman”), each of Baupost, SAK and Mr. Klarman holds shared voting and dispositive power with respect to 4,400,000 shares of the Company’s Class A Ordinary Shares. Baupost acts as an investment advisor and general partner to private investment limited partnerships and purchased these securities on behalf of certain of such partnerships. SAK is the Manager of Baupost and Mr. Klarman is the sole shareholder of SAK. The business address of Baupost, SAK and Mr. Klarman is 10 St. James Avenue, Suite 1700, Boston, Massachusetts 02116.

Our initial shareholders beneficially own, on an as-converted basis, 20% of our issued and outstanding ordinary shares and have the right to elect all of our directors prior to our business combination as a result of holding all of the founder shares. Holders of our public shares will not have the right to elect any directors to our board of directors prior to our business combination. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our second amended and restated memorandum and articles of association and approval of significant corporate transactions.

In August, 2016, the Sponsor purchased 8,625,000 Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On each of October 14 and October 26, 2016, the Company effected a share capitalization resulting in an aggregate of 11,500,000 and 13,800,000 founder shares outstanding, respectively. In October 2016, the Sponsor transferred 25,000 founder shares to each of the Company’s independent director nominees at the same per-share purchase price paid by the Sponsor.

In connection with the consummation of our initial public offering, our Sponsor purchased an aggregate of 8,693,334 private placement warrants at a price of $1.50 per private placement warrant (a purchase price of approximately $13.04 million) in a private placement. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share.

Our Sponsor and Messrs. Green, Tucci and You are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In August through October 2016, we issued an aggregate of 11,500,000 founder shares to our Sponsor in exchange for a capital contribution of $25,000, or approximately $0.002 per share. In October 2016, our Sponsor transferred 25,000 founder shares to each of our independent director nominees at the same per-share purchase price paid by our Sponsor. The foregoing transfers of founder shares were made in reliance upon an exemption from the registration requirements of the Securities Act pursuant to the so-called 4(a)(1)-½ exemption. On October 26, 2016, we effected a share capitalization resulting in our initial shareholders holding an aggregate of 13,800,000 founder shares. The number of founder shares issued was determined based on the size of the initial public offering of 55,200,000 units, and therefore that such founder shares would represent 20% of the outstanding shares after the consummation of the initial public offering.

Our Sponsor purchased an aggregate of 8,693,334 private placement warrants, each exercisable to purchase one ordinary share at $11.50 per share, at a price of $1.50 per warrant (approximately $13.04 million in the aggregate), in a private placement that closed simultaneously with the closing of the initial public offering. Each private placement warrant entitles the holder to purchase one ordinary share at $11.50 per share. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

We currently maintain our executive offices at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144. The cost for our use of this space is included in the up to $10,000 per month fee we pay to our Sponsor for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than these monthly fees, no compensation of any kind, including finder’s and consulting fees, has or will be paid by the Company to our Sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

To finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

In addition, the holders of the founder shares and private placement warrants and warrants that maybe issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Messrs. Cowen, Dacier, Rohleder and Wert are “independent directors” as defined in Rule 10A-3 of the Exchange Act and the rules of the NASDAQ. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm WithumSmith+Brown, PC since inception include:

For the Period
from August 11,
2016 (Inception) to
December 31, 2016
Audit Fees (1)	$74,500
Audit-Related Fees (2)	-
Tax Fees (3)	-
All Other Fees (4)	-
Total	$74,500

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Registered Independent Public Accounting Firm

The audit committee is responsible for appointing, setting compensation and overseeing the work of the registered independent public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the registered independent public accounting firm as provided under the audit committee charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTY TECHNOLOGY HOLDINGS INC.

Date: March 24, 2017	By:	/s/ William D. Green
William D. Green
Co-Chief Executive Officer and Co-Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William D. Green, Joseph M. Tucci and Harry L. You and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William D. Green	Co-Chief Executive Officer and Co-Chairman	March 24, 2017
William D. Green	(Co-Principal Executive Officer)

/s/ Joseph M. Tucci	Co-Chief Executive Officer and Co-Chairman	March 24, 2017
Joseph M. Tucci	(Co-Principal Executive Officer)

/s/ Harry L. You	President, Chief Financial Officer and Director	March 24, 2017
Harry L. You	(Principal Financial and Accounting Officer)

/s/ Randolph Cowen	Director	March 24, 2017
Randolph Cowen

/s/ Paul Dacier	Director	March 24, 2017
Paul Dacier

/s/ Stephen Rohleder	Director	March 24, 2017
Stephen Rohleder

/s/ Charles Wert	Director	March 24, 2017
Charles Wert

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213809), filed with the SEC on September 26, 2016).

3.2	Second Amended and Restated Memorandum and Articles of Association of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-213809), filed with the SEC on October 17, 2016).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213809), filed with the SEC on September 26, 2016).

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213809), filed with the SEC on September 26, 2016).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213809), filed with the SEC on September 26, 2016).

4.4	Warrant Agreement, dated October 26, 2016, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.1	Letter Agreement, dated October 26, 2016, by and among the Registrant, its officers and directors and GTY Investors, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.2	Investment Management Trust Agreement, dated October 26, 2016, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.3	Registration Rights Agreement, dated October 26, 2016, by and among the Registrant, GTY Investors, LLC and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.4	Administrative Services Agreement, dated October 26, 2016, by and between the Registrant and GTY Investors, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.5	Private Placement Warrants Purchase Agreement, dated October 26, 2016, by and between the Registrant and GTY Investors, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.6	Promissory Note, dated as of August 15, 2016, issued to GTY Investors, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213809), filed with the SEC on September 26, 2016).

10.7	Amended and Restated Securities Subscription Agreement, dated August 16, 2016, between GTY Investors, LLC and the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213809), filed with the SEC on September 26, 2016).

10.8	Indemnity Agreement, dated October 26, 2016, by and between the Company and William D. Green (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.9	Indemnity Agreement, dated October 26, 2016, by and between the Company and Joseph M. Tucci (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.10	Indemnity Agreement, dated October 26, 2016, by and between the Company and Harry L. You (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.11	Indemnity Agreement, dated October 26, 2016, between the Registrant and Randolph Cowen (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.12	Indemnity Agreement, dated October 26, 2016, between the Registrant and Paul T. Dacier (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.13	Indemnity Agreement, dated October 26, 2016, between the Registrant and Stephen Rohleder (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.14	Indemnity Agreement, dated October 26, 2016, between the Registrant and Charles Wert (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213809), filed with the SEC on September 26, 2016).

24.1	Power of Attorney (included on the signature pages herein).

31.1	Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

