Form 10-Q
period 2017-03-31
GTY Technology Holdings Inc.
filed 2017-05-12
CIK 1682325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒   No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of May 12, 2017, 55,200,000 Class A ordinary shares, par value $0.0001 per share, and 13,800,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

GTY TECHONOGY HOLDINGS INC.

Form 10-Q

For the Quarter Ended March 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,026,594	$1,219,822
Prepaid expenses	37,697	21,164
Total current assets	1,064,291	1,240,986

Cash and cash equivalents held in Trust Account	552,914,549	552,263,774
Total Assets	$553,978,840	$553,504,760

Liabilities and Shareholders' Equity
Accounts payable and accrued expenses	$143,378	$68,739
Accrued expenses - related party	50,000	20,000
Total current liabilities	193,378	88,739
Deferred underwriting fees	19,320,000	19,320,000
Total Liabilities	19,513,378	19,408,739

Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value; 52,946,546 and 52,909,602 shares at redemption value at March 31, 2017 and December 31, 2016, respectively	529,465,460	529,096,020

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 2,253,454 and 2,290,398 shares issued and outstanding (excluding 52,946,546 and 52,909,602 shares subject to possible redemption) at March 31, 2017 and December 31, 2016, respectively	225	229
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 13,800,000 and 13,800,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,380	1,380
Additional paid-in capital	4,565,012	4,934,449
Retained earnings	433,385	63,943
Total Shareholders' Equity	5,000,002	5,000,001
Total Liabilities and Shareholders' Equity	$553,978,840	$553,504,760

The accompanying notes are an integral part of these unaudited condensed financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

For the Three Months Ended
March 31, 2017
General and administrative expenses	$281,359
Loss from operations	(281,359)
Interest income	650,801
Net income	$369,442

Weighted average shares outstanding
Basic (1)	16,089,988
Diluted	69,000,000

Net earnings per share
Basic	$0.02
Diluted	$0.01

(1) This number excludes an aggregate of up to 52,946,546 Class A ordinary shares subject to possible redemption at March 31, 2017

The accompanying notes are an integral part of these unaudited condensed financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the Three Months Ended
March 31, 2017
Cash Flows from Operating Activities
Net income	$369,442
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and cash equivalents held in Trust Account	(650,776)
Changes in operating assets and liabilities:
Prepaid expenses	(16,533)
Accounts payable	74,639
Accrued expenses - related party	30,000
Net cash used in operating activities	(193,228)

Net change in cash and cash equivalents	(193,228)

Cash and cash equivalents- beginning of the period	1,219,822
Cash and cash equivalents - ending of the period	$1,026,594

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$369,440

The accompanying notes are an integral part of these unaudited condensed financial statements.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONDENSED INTERIM (UNAUDITED) FINANCIAL STATEMENTS

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

All activities through March 31, 2017 relates to the Company’s formation and the initial public offering (the “initial public offering”) and, since the closing of the initial public offering, a search for a business combination candidate described below. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s initial public offering was declared effective on October 26, 2016. The Company consummated the initial public offering of 55,200,000 units, including the issuance of 7,200,000 units as a result of the underwriters’ exercise of their over-allotment option in full (“units” and, with respect to the Class A ordinary shares included in the units being offered, the “public shares”) at $10.00 per unit on November 1, 2016, generating gross proceeds of $552 million. The Company incurred offering costs of approximately $31 million, inclusive of approximately $30.4 million of underwriting fees. The Company paid $11.04 million of underwriting fees upon the closing of the initial public offering and deferred $19.32 million of underwriting fees until the consummation of the initial business combination (Note 3).

Simultaneously with the closing of the initial public offering, the Company consummated the private placement (“private placement”) of 8,693,334 warrants (“private placement warrants”) at a price of $1.50 per private placement warrant with the Company’s sponsor, GTY Investors, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of approximately $13.04 million (Note 4).

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONDENSED INTERIM (UNAUDITED) FINANCIAL STATEMENTS

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

In connection with the redemption of 100% of the Company’s outstanding public shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable).

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONDENSED INTERIM (UNAUDITED) FINANCIAL STATEMENTS

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

Liquidity

As of March 31, 2017, the Company had a balance of cash and cash equivalents of approximately $1.0 million, which excludes interest income available to the Company for tax obligations of approximately $915,000 from the Company's investments in the Trust Account.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017, or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2017.

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONDENSED INTERIM (UNAUDITED) FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash and Cash Equivalents Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the initial public offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a business combination. As of March 31, 2017, cash and marketable securities, which classified as trading securities, held in the Trust Account consisted of approximately $553 million in U.S. Treasury Bills and approximately $400 in cash. At March 31, 2017, there was approximately $915,000 of interest income held in the Trust Account available to be released to the Company to pay income taxes and up to $100,000 to pay dissolution expenses, if any.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, an aggregate of 52,946,546 and 52,909,602 Class A ordinary shares subject to possible redemption at redemption value at March 31, 2017 and December 31, 2016, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s accompanying balance sheets.

Net Income per Share

Net income per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 52,946,546 Class A ordinary shares subject to possible redemption at March 31, 2017 have been excluded from the calculation of basic income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the initial public offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 27,093,334 shares of the Company’s class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONDENSED INTERIM (UNAUDITED) FINANCIAL STATEMENTS

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

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2017, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date, the financial statements were issued.

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONDENSED INTERIM (UNAUDITED) FINANCIAL STATEMENTS

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

Administrative Service Fee

The Company has agreed, commencing on the effective date of the initial public offering through the earlier of the Company’s consummation of a business combination and its liquidation, to reimburse the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services. The Company recognized $30,000 for the three months ended March 31, 2017 in connection with this agreement in the accompanying statement of operations.

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONDENSED INTERIM (UNAUDITED) FINANCIAL STATEMENTS

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

Note 6. Shareholders’ Equity

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2017 and December 31, 2016, there are 55,200,000 Class A ordinary shares issued and outstanding, including 52,946,546 and 52,909,602 shares of Class A ordinary shares subject to possible redemption, respectively.

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

As of March 31, 2017 and December 31, 2016, the Company has 13,800,000 Class B ordinary shares issued and outstanding.

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At March 31, 2017 and December 31, 2016, there are no preferred shares issued or outstanding.

Warrants - The public warrants may only be exercised for a whole number of shares. No fractional public warrants will be issued upon separation of the units and only whole public warrants will trade. The public warrants will become exercisable on the later of  (a) 30 days after the completion of a business combination or (b) 12 months from the closing of the initial public offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the public warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their public warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a business combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the public warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the public warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60 th ) day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The public warrants will expire five years after the completion of a business combination or earlier upon redemption or liquidation.

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

The Company may call the public warrants for redemption (except with respect to the private placement warrants):

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days prior written notice of redemption; and

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONDENSED INTERIM (UNAUDITED) FINANCIAL STATEMENTS

•	if, and only if, the last reported closing price of the ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2017

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents held in Trust Account	$552,914,549	$-	$-

December 31, 2016

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents held in Trust Account	$552,263,774	$-	$-

Approximately $400 and $900 of the balance in the Trust Account was held in cash as of March 31, 2017 and December 31, 2016, respectively.

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

All activity through March 31, 2017 relates to our formation and the initial public offering and, since the closing of the initial public offering, a search for a business combination candidate.

We consummated the initial public offering of 55,200,000 units, including the issuance of 7,200,000 units as a result of the underwriters’ exercise of their over-allotment option in full (“units” and, the Class A ordinary shares included in the units, the “public shares”) at $10.00 per unit on November 1, 2016, generating gross proceeds of $552 million. We incurred offering costs of approximately $31 million, inclusive of approximately $30.4 million of underwriting fees. We paid $11.04 million of underwriting fees upon the closing of the initial public offering and deferred $19.32 million of underwriting fees until the consummation of the initial business combination.

Simultaneously with the closing of the initial public offering, we consummated the private placement (“private placement”) of 8,693,334 warrants (the “private placement warrants”) at a price of $1.50 per private placement warrant with our sponsor, GTY Investors, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of approximately $13.04 million.

Upon the closing of the initial public offering and private placement on November 1, 2016, $552 million from the net proceeds of the sale of the units in the initial public offering and the private placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The funds in the Trust Account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with maturities of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the funds in the Trust Account.

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

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at March 31, 2017, we had a balance of cash and cash equivalents of approximately $1.0 million, which excludes interest income available to us for tax obligations of approximately $915,000 from our investments in the Trust account. We expect to continue to incur significant costs in pursuit of our initial business combination plans.

Through March 31, 2017, our liquidity needs were satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares to the Sponsor and the gross proceeds of the private placement of $13.0 million.

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

Results of Operations

Our entire activities since August 11, 2016 (inception) up to March 31, 2017 was in preparation for our initial public offering and, since the closing of the initial public offering, a search for a prospective initial business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended March 31, 2017, we had net income of approximately $369,000, which consisted solely of operating expenses of approximately $281,000 and offset by interest income from our Trust Account of approximately $651,000.

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

Private Placement Warrants

Concurrently with the closing of the initial public offering, the Sponsor purchased an aggregate of 8,693,334 private placement warrants at $1.50 per private placement warrants, generated gross proceeds of $13.0 million in the private placement.

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

Due to Related Party

Our Sponsor loaned us in the form of a promissory note up to $200,000 to be used for the payment of costs related to the initial public offering. The loan was non-interest bearing, unsecured and due upon the closing of the initial public offering. We paid off all outstanding amount to the Sponsor in December 2016.

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

Administrative Service Reimbursement

We have agreed to reimburse the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services, commencing on the effective date of the initial public offering through the earlier of our consummation of an initial business combination or our liquidation. We recognized $30,000 for the three months ended March 31, 2017 in connection with this agreement in the accompanying statement of operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S- K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2017, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ending March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated October 26, 2016, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In August, 2016, the Sponsor purchased 8,625,000 Class B ordinary shares (“founder shares”) for an aggregate purchase price of $25,000. On each of October 14 and October 26, 2016, the Company effected a share capitalization resulting in an aggregate of 11,500,000 and 13,800,000 founder shares outstanding, respectively. In October 2016, the Sponsor transferred 25,000 founder shares to each of the Company’s independent director nominees at the same per-share purchase price paid by the Sponsor. Simultaneously with the closing of the initial public offering, the Company consummated the private placement of 8,693,334 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per private placement warrant with the Sponsor, generating gross proceeds of approximately $13.04 million. The sales of the above securities by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description
31.1	Certification of Co-Chief Executive Officer (Co-Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer (Co-Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officer (Co-Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer (Co-Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May, 2017.

GTY TECHNOLOGY HOLDINGS INC.

/s/ William D. Green
Name:	William D. Green
Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

/s/ Harry L. You
Name:	Harry L. You
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

