Form 10-Q
period 2017-09-30
GTY Technology Holdings Inc.
filed 2017-11-13
CIK 1682325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, 55,200,000 Class A ordinary shares, par value $0.0001 per share, and 13,800,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

GTY TECHNOLOGY HOLDINGS INC.

Form 10-Q

For the Quarter Ended September 30, 2017

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (Unaudited)

	Condensed Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	3

	Unaudited Condensed Interim Statements of Operations for the three and nine months ended September 30, 2017 and for the period from August 11, 2016 (Inception) through September 30, 2016	4

	Unaudited Condensed Interim Statement of Cash Flows for the nine months ended September 30, 2017 and for the period from August 11, 2016 (Inception) through September 30, 2016	5

	Notes to Condensed Interim (Unaudited) Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$667,163	$1,219,822
Prepaid expenses	52,118	21,164
Total current assets	719,281	1,240,986

Cash and cash equivalents held in Trust Account	555,402,459	552,263,774
Total Assets	$556,121,740	$553,504,760

Liabilities and Shareholders' Equity
Accounts payable and accrued expenses	$25,913	$68,739
Accrued expenses - related party	110,000	20,000
Total current liabilities	135,913	88,739
Deferred underwriting fees	19,320,000	19,320,000
Total Liabilities	19,455,913	19,408,739

Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value; 53,166,582 and 52,909,602 shares at redemption value at September 30, 2017 and December 31, 2016, respectively	531,665,820	529,096,020

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 2,033,418 and 2,290,398 shares issued and outstanding (excluding 53,166,582 and 52,909,602 shares subject to possible redemption) at September 30, 2017 and December 31, 2016, respectively	203	229
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 13,800,000 and 13,800,000 shares issued and outstanding at September 30 and December 31, 2016, respectively	1,380	1,380
Additional paid-in capital	2,364,674	4,934,449
Retained earnings	2,633,750	63,943
Total Shareholders' Equity	5,000,007	5,000,001
Total Liabilities and Shareholders' Equity	$556,121,740	$553,504,760

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Nine Months Ended,	For the Period from August 11, 2016 (Inception) through
	September 30, 2017	September 30, 2017	September 30, 2016
General and administrative expenses	$143,531	$569,237	$16,684
Loss from operations	(143,531)	(569,237)	(16,684)
Interest income	1,426,226	3,139,044	-
Net income (loss)	$1,282,695	$2,569,807	$(16,684)

Weighted average shares outstanding
Basic (1) (2)	15,960,293	16,033,767	12,000,000
Diluted (2)	69,000,000	69,000,000	12,000,000

Net earnings (loss) per share
Basic	$0.08	$0.16	$(0.00)
Diluted	$0.02	$0.04	$(0.00)

(1) This number excludes an aggregate of up to 53,166,582 Class A ordinary shares subject to possible redemption at September 30, 2017.

(2) This number has been retroactively restated to reflect the share capitalization of 2,875,000 shares on October 14, 2016 and the share capitalization of 2,300,000 shares on October 26, 2016 (see Note 4) and excludes an aggregate of up to 1,800,000 Class B ordinary shares subject to surrender for no consideration if the over-allotment option was not exercised in full by the underwriters.  On November 1, 2016, the underwriters exercised their over-allotment option, thus, these Class B ordinary shares were not forfeited.

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2017	For the Period from August 11, 2016 (Inception) through September 30, 2016
Cash Flows from Operating Activities
Net income (loss)	$2,569,807	$(16,684)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and operating costs paid by Sponsor	-	5,726
Interest earned on cash and cash equivalents held in Trust Account	(3,138,686)	-
Changes in operating assets and liabilities:
Prepaid expenses	(30,954)	-
Accounts payable	(42,826)	10,958
Accrued expenses - related party	90,000	-
Net cash used in operating activities	(552,659)	-

Net change in cash and cash equivalents	(552,659)	-

Cash and cash equivalents- beginning of the period	1,219,822	-
Cash and cash equivalents - ending of the period	$667,163	$-

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$2,569,800	$-
Formation and offering costs paid by Sponsor in exchange for founder shares	$-	$25,000
Deferred offering costs included in accounts payable and accrued expenses	$-	$67,845
Deferred offering costs paid by Sponsor	$-	$91,992

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

All activities through September 30, 2017 relates to the Company’s formation and the initial public offering (the “initial public offering”) and, since the closing of the initial public offering, a search for a business combination candidate described below. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

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

Upon the closing of the initial public offering and private placement on November 1, 2016, $552 million from the net proceeds of the sale of the units in the initial public offering and the private placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”). The funds in the Trust Account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with maturities of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the funds in the Trust Account as described below.

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONDENSED INTERIM (UNAUDITED) FINANCIAL STATEMENTS

Liquidity

As of September 30, 2017, the Company had a balance of cash and cash equivalents of approximately $667,000, which excludes interest income of approximately $3.4 million from the Company's investments in the Trust Account which is available to the Company for tax obligations, if any. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017, or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2017.

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONDENSED INTERIM (UNAUDITED) FINANCIAL STATEMENTS

Cash and Cash Equivalents Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the initial public offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a business combination. As of September 30, 2017, cash and marketable securities, which classified as trading securities, held in the Trust Account consisted of approximately $555 million in U.S. Treasury Bills and approximately $217 in cash. At September 30, 2017, there was approximately $3.4 million of interest income held in the Trust Account available to be released to the Company to pay income taxes and up to $100,000 to pay dissolution expenses, if any.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

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

Offering Costs

Offering costs consisting of legal, accounting, underwriting fees and other costs that were directly related to the initial public offering totaled approximately $31 million, inclusive of $19.32 million of deferred underwriting fees. Offering costs were charged to shareholders’ equity upon the completion of the initial public offering on November 1, 2016.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, an aggregate of 53,166,582 and 52,909,602 Class A ordinary shares subject to possible redemption at redemption value at September 30, 2017 and December 31, 2016, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s accompanying balance sheets.

Net Income per Share

Net income per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. An aggregate of 53,166,582 Class A ordinary shares subject to possible redemption at September 30, 2017 have been excluded from the calculation of basic income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the initial public offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 27,093,334 shares of the Company’s class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive. For the period from August 11, 2016 (Inception) through September 30, 2016, the weighted average shares were reduced for the effect of an aggregate of 1,800,000 Class B ordinary shares that were subject to surrender for no consideration if the over-allotment is not exercised by the underwriters. On November 1, 2016, the underwriter exercised their over-allotment option, thus, these Class B ordinary shares were not forfeited (see Note 5).

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONDENSED INTERIM (UNAUDITED) FINANCIAL STATEMENTS

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

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2017, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

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

Administrative Service Fee

The Company has agreed, commencing on the effective date of the initial public offering through the earlier of the Company’s consummation of a business combination and its liquidation, to reimburse the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services. The Company recognized $30,000 and $90,000, respectively, for the three and nine months ended September 30, 2017 in connection with this agreement in the accompanying statements of operations. As of September 30, 2017, the Company had a total of $110,000 in administrative fees payable to the Sponsor.

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

Note 6. Shareholders’ Equity

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2017 and December 31, 2016, there are 55,200,000 Class A ordinary shares issued and outstanding, including 53,166,582 and 52,909,602 shares of Class A ordinary shares subject to possible redemption, respectively.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONDENSED INTERIM (UNAUDITED) FINANCIAL STATEMENTS

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

As of September 30, 2017 and December 31, 2016, the Company has 13,800,000 Class B ordinary shares issued and outstanding.

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At September 30, 2017 and December 31, 2016, there are no preferred shares issued or outstanding.

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONDENSED INTERIM (UNAUDITED) FINANCIAL STATEMENTS

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

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2017

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents held in Trust Account	$555,402,459	$-	$-

December 31, 2016

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents held in Trust Account	$552,263,774	$-	$-

Approximately $217 and $900 of the balance in the Trust Account was held in cash as of September 30, 2017 and December 31, 2016, respectively.

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

All activity through September 30, 2017 relates to our formation and the initial public offering and, since the closing of the initial public offering, a search for a business combination candidate.

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

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at September 30, 2017, we had a balance of cash and cash equivalents of approximately $667,000, which excludes interest income available to us for tax obligations of approximately $3.4 million from our investments in the Trust account. We expect to continue to incur significant costs in pursuit of our initial business combination plans.

Through September 30, 2017, our liquidity needs were satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares to the Sponsor and the gross proceeds of the private placement of $13.04 million.

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

Results of Operations

Our entire activities since August 11, 2016 (inception) up to September 30, 2017 was in preparation for our initial public offering and, since the closing of the initial public offering, a search for a prospective initial business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2017, we had net income of approximately $1.3 million, which consisted solely of operating expenses of approximately $144,000 and offset by interest income from our Trust Account of approximately $1.4 million.

For the nine months ended September 30, 2017, we had net income of approximately $2.6 million, which consisted solely of operating expenses of approximately $570,000 and offset by interest income from our Trust Account of approximately $3.1 million.

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

Administrative Service Reimbursement

We have agreed to reimburse the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services, commencing on the effective date of the initial public offering through the earlier of our consummation of an initial business combination or our liquidation. We recognized $30,000 and $90,000, respectively, for the three and nine months ended September 30, 2017 in connection with this agreement in the accompanying statements of operations. As of September 30, 2017, we had a total of $110,000 in administrative fees payable to our Sponsor.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S- K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2017, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ending September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November, 2017.

GTY TECHNOLOGY HOLDINGS INC.

/s/ William D. Green
Name:	William D. Green
Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

/s/ Harry L. You
Name:	Harry L. You
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

