Form 10-K
period 2017-12-31
GTY Technology Holdings Inc.
filed 2018-03-16
CIK 1682325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017, was approximately $569.11 million based upon the closing sale price of our common stock of $10.31 on that date. This excludes shares of common stock held by each director and officer and by each person known to own in excess of 5% of outstanding shares of our common stock at June 30, 2017. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

At March 16, 2018, there were 55,200,000 Class A ordinary shares, $0.0001 par value, and 13,800,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

Upon the closing of the initial public offering and the private placement, $552 million ($10.00 per unit) from the net proceeds thereof was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A, maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”), and is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an initial business combination and (ii) the redemption of the Company’s public shares if the Company is unable to complete a business combination by November 1, 2018, subject to applicable law.

As of December 31, 2017, there was approximately $556.8 million in investments and cash held in the Trust Account and approximately $561,000 of cash held outside the Trust Account, which excludes interest income available to us for tax obligations of approximately $4.8 million from our investments in the Trust Account. As of December 31, 2017, no funds had been withdrawn from the Trust Account to pay taxes.

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

Selection of a target business and structuring of our initial business combination

While we may pursue an acquisition opportunity in any business industry or sector, we intend to focus on identifying a business combination opportunity in industries or sectors that complement our management team’s background, and to capitalize on the ability of our management team to identify, acquire and operate a business, focusing on the technology sector, including software and services, in the United States or globally. We believe our management team is well positioned to take advantage of the growing set of investment opportunities focused in the technology sector, including software and services, to create value for our shareholders, and that our contacts and sources, ranging from owners of private and public companies, private equity funds, investment bankers, attorneys, accountants and business brokers in this sector will allow us to generate attractive acquisition opportunities. Our second amended and restated memorandum and articles of association prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations.

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

Submission of our initial business combination to a shareholder vote

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

The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Limitation on redemption rights upon completion of our initial business combination if we seek shareholder approval

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial shareholders, Sponsor, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. In the event that our initial shareholders, Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target business that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

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

On January 3, 2018, we received a letter from the staff of Nasdaq’s Listing Qualifications Department notifying us that we no longer complied with Nasdaq Listing Rule 5620(a) for continued listing due to our failure to hold an annual meeting of shareholders within twelve months of the end of our fiscal year ended December 31, 2016. On February 20, 2018, we submitted our plan to regain compliance pursuant to the procedures set forth in the Nasdaq listing rules. On March 1, 2018, Nasdaq granted us an exception of up to 180 calendar days from the fiscal year end, or until June 29, 2018, to regain compliance. In the event we do not satisfy the terms of the extension, Nasdaq will notify us that our securities will be delisted. At that time, we will have the opportunity to appeal the determination to a Hearings Panel. If we timely appeal, our securities would remain listed pending such decision. There can be no assurance that, if we do appeal, such appeal would be successful.

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

At December 31, 2017, we have approximately $561,000 available to us outside the Trust Account to fund our working capital requirements, which excludes interest income available to us for tax obligations of approximately $4.8 million from our investments in the Trust Account. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until November 1, 2018 assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account are sufficient to allow us to operate until at least November 1, 2018; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

As of December 31, 2017, we had approximately $561,000 available outside of the Trust Account to fund our working capital requirements, which excludes interest income available to us for tax obligations of approximately $4.8 million from our investments in the Trust Account. If we are required to seek additional capital, we would need to borrow funds from the Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither the Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors.

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

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. We did not hold a shareholder meeting in 2017. As previously described, on January 3, 2018, we received a letter from the staff of Nasdaq’s Listing Qualifications Department notifying us that we no longer comply with certain of the listing rules for continued listing due to our failure to hold an annual meeting in 2017. There is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

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

Our second amended and restated memorandum and articles of association authorizes the issuance of up to 400,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share and 1,000,000 preferred shares, par value $0.0001 per share. At December 31, 2017, there were 344,800,000 and 36,200,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. At December 31, 2017 there were no preferred shares issued and outstanding.

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

We expect to be a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. Holders.

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

Because we are a blank check company, with no current active business, we believe that we met the PFIC asset and income test for the taxable year ended December 31, 2017.

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

The mark-to-market election is available only for “marketable stock,” generally, stock that is regularly traded on a national securities exchange that is registered with the Securities and Exchange Commission, including Nasdaq (on which we have listed the Class A ordinary shares), or on a foreign exchange or market that the IRS determines has rules sufficient to ensure that the market price represents a legitimate and sound fair market value. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a mark-to-market election in respect to our Class A ordinary shares under their particular circumstances.

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

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

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

Our initial shareholders own, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our second amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by the Sponsor, is and will be divided into three classes, each of which will generally serve for terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares and warrants are traded on Nasdaq under the symbols “GTYHU”, “GTYH” and “GTYHW”, respectively. The following table sets forth the high and low sales prices for our units, Class A ordinary shares and warrants for the periods indicated since our units began public trading on October 27, 2016 and our Class A ordinary shares and warrants began public trading on November 14, 2016.

	Units (GTYHU)		Class A ordinary shares (GTYH)		Warrants (GTYHW)
	High	Low	High	Low	High	Low
Year ended December 31, 2017:
Quarter ended December 31, 2017	$10.52	$10.14	$10.10	$9.75	$1.49	$1.13
Quarter ended September 30, 2017	$10.50	$10.33	$10.20	$9.98	$1.80	$1.10
Quarter ended June 30, 2017	$11.00	$10.10	$10.49	$9.80	$2.02	$1.04
Quarter ended March 31, 2017	$11.36	$10.10	$11.50	$9.80	$1.36	$0.82

Year ended December 31, 2016:
Quarter ended December 31, 2016	$10.55	$10.02	$13.00	$9.80	$1.00	$0.20

Holders

At March 16, 2018, there was one holder of record of our units, one holder of record of our separately traded Class A ordinary shares and two holders of record of our separately traded warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

The graph below compares the cumulative total return for our units from October 27, 2016 (the first day on which our units began trading) through December 31, 2017 with the comparable cumulative return of two indices: the Nasdaq Composite Index and the Nasdaq 100 Technology Sector Index. The graph assumes $100 invested on October 27, 2016 in each of our units and the three indices presented.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Except as previously disclosed in our Quarterly Reports on Form 10-Q during 2017, we did not sell any securities that were not registered under the Securities Act.

Item 6. Selected Financial Data.

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the year ended December 31, 2017 and for the period from August 11, 2016 (Inception) through December 31, 2016. You should read the following selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

		For the Period from August
	For the Fiscal Year Ended,	11, 2016 (Inception) through
	December 31, 2017	December 31, 2016
Statement of Operations Data:
Total interest income	$4,554,401	$263,777
Total expenses	$(694,226)	$199,834
Net income	$3,860,175	$63,943

Weighted average shares outstanding
Basic (1)	15,982,914	14,870,338
Diluted	69,000,000	38,024,460

Net earnings per share
Basic	$0.24	$0.00
Diluted	$0.06	$0.00

Balance Sheet Data (end of period):
Cash	$561,434	$1,219,822
Cash and cash equivalents held in Trust Account	$556,817,512	$552,263,774
Total assets	$557,445,853	$553,504,760
Class A ordinary shares subject to possible redemption, $0.0001 par value; 53,295,619 and 52,909,602 shares at redemption value at December 31, 2017 and December 31, 2016, respectively	$532,956,190	$529,096,020
Total liabilities	$19,489,658	$19,408,739
Total stockholders' equity	$5,000,005	$5,000,001

Cash Flow Data:
Net cash used in operating activities	$(658,388)	$(85,873)
Net cash used in investing activities	$-	$(552,000,000)
Net cash provided by financing activities	$-	$553,305,695

(1) This number excludes an aggregate of up to 53,295,619 and 52,909,602 Class A ordinary shares subject to possible redemption at December 31, 2017 and 2016, respectively.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Going Concern Consideration

As of December 31, 2017, we had a balance of cash and cash equivalents of approximately $561,000, which excludes interest income of approximately $4.8 million from our investments in the Trust Account which is available to us for tax obligations, if any. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on us. Consequently, income taxes are not reflected in our financial statements.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete the initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue its growth strategies.

Our amended and restated memorandum and articles of association provided that we had until November 1, 2018 to complete the initial business combination as discussed above. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete the initial business combination by November 1, 2018. In connection with our assessment of going concern considerations in accordance with FASB's Accounting Standards Update ("ASU") 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 1, 2018.

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

Results of Operations

Our entire activities up to December 31, 2017 were in preparation for our initial public offering and, since the closing of the initial public offering, a search for initial business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the year ended December 31, 2017, we had net income of approximately $3.9 million which consisted of formation and operating costs of approximately $694,000, offset by interest income of approximately $4.56 million.

For the period from August 11, 2016 (inception) up to December 31, 2016, we had net income of approximately $64,000, which consisted of formation and operating costs of approximately $200,000, offset by interest income of approximately $264,000.

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

Administrative Service Reimbursement

We have agreed to reimburse the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services, commencing on the effective date of the initial public offering through the earlier of our consummation of an initial business combination or our liquidation. We recognized $120,000 and $20,000 for the year ended December 31, 2017 and for the period from August 11, 2016 (inception) to December 31, 2016, respectively, in connection with this agreement in the accompanying statement of operations.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S- K and did not have any commitments or contractual obligations.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Going Concern Consideration

Our amended and restated memorandum and articles of association provide that we will have until November 1, 2018 to complete our initial business combination. If we are unable to complete our initial business combination by then, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders' rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by November 1, 2018.

In connection with the Company's assessment of going concern considerations in accordance with FASB's Accounting Standards Update ("ASU") 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 1, 2018.

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

At December 31, 2017, approximately $556.8 million was held in the Trust Account for the purposes of consummating a business combination. If we complete a business combination within 24 months after the closing of our initial public offering, the funds in the Trust Account will be used to pay for the business combination, redemptions of Class A ordinary shares, if any, deferred underwriting compensation of $19.32 million and accrued expenses related to the business combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data.

Index To Financial Statements

Page
Report of Independent Registered Public Accounting Firm	37

Balance Sheets as of December 31, 2017 and 2016	38

Statements of Operations for the year ended December 31, 2017 and the period from August 11, 2016 (Inception) through December 31, 2016	39

Statements of Changes in Shareholders’ Equity for the year ended December 31, 2017 and the period from August 11, 2016 (Inception) through December 31, 2016	40

Statements of Cash Flows for the year ended December 31, 2017 and for the period from August 11, 2016 (Inception) through December 31, 2016	41

Notes to Financial Statements	42

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

GTY Technology Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GTY Technology Holdings Inc. (the “Company”), as of December 31, 2017 and 2016, and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2017 and for the period from August 11, 2016 (inception) through December 31, 2016 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from August 11, 2016 (inception) through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Other Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements if the Company is unable to complete a Business Combination by November 1, 2018, then the Company will cease all operations except for the purpose of liquidating. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2016

Whippany, New Jersey
March 14, 2018

GTY TECHNOLOGY HOLDINGS INC.

BALANCE SHEETS

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$561,434	$1,219,822
Prepaid expenses	66,907	21,164
Total current assets	628,341	1,240,986

Cash and cash equivalents held in Trust Account	556,817,512	552,263,774
Total Assets	$557,445,853	$553,504,760

Liabilities and Shareholders' Equity
Accounts payable and accrued expenses	$29,658	$68,739
Accrued expenses - related party	140,000	20,000
Total current liabilities	169,658	88,739
Deferred underwriting fees	19,320,000	19,320,000
Total Liabilities	19,489,658	19,408,739

Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value; 53,295,619 and 52,909,602 shares at redemption value at December 31, 2017 and December 31, 2016, respectively	532,956,190	529,096,020

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 1,904,381 and 2,290,398 shares issued and outstanding (excluding 53,295,619 and 52,909,602 shares subject to possible redemption, respectively) at December 31, 2017 and December 31, 2016, respectively	190	229
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 13,800,000 shares issued and outstanding at December 31, 2017 and December 31, 2016	1,380	1,380
Additional paid-in capital	1,074,317	4,934,449
Retained earnings	3,924,118	63,943
Total Shareholders' Equity	5,000,005	5,000,001
Total Liabilities and Shareholders' Equity	$557,445,853	$553,504,760

The accompanying notes are an integral part of these financial statements.

GTY TECHNOLOGY HOLDINGS INC.

STATEMENTS OF OPERATIONS

		For the Period from August 11,
	For the Year Ended,	2016 (Inception) through
	December 31, 2017	December 31, 2016
General and administrative expenses	$694,226	$199,834
Loss from operations	(694,226)	(199,834)
Interest income	4,554,401	263,777
Net income	$3,860,175	$63,943

Weighted average shares outstanding
Basic (1)	15,982,914	14,870,338
Diluted	69,000,000	38,024,460

Net earnings per share
Basic	$0.24	$0.00
Diluted	$0.06	$0.00

(1) This number excludes an aggregate of up to 53,295,619 and 52,909,602 Class A ordinary shares subject to possible redemption at December 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of these financial statements.

GTY TECHNOLOGY HOLDINGS INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - August 11, 2016 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	13,800,000	1,380	23,620	-	25,000
Sale of units in initial public offering, net of offering costs	55,200,000	5,520	-	-	520,961,557	-	520,967,077
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	13,040,001	-	13,040,001
Ordinary shares subject to possible redemption	(52,909,602)	(5,291)	-	-	(529,090,729)	-	(529,096,020)
Net income	-	-	-	-	-	63,943	63,943
Balance - December 31, 2016	2,290,398	229	13,800,000	1,380	4,934,449	63,943	5,000,001
Ordinary shares subject to possible redemption	(386,017)	(39)	-	-	(3,860,132)	-	(3,860,171)
Net income	-	-	-	-	-	3,860,175	3,860,175
Balance - December 31, 2017	1,904,381	$190	13,800,000	$1,380	$1,074,317	$3,924,118	$5,000,005

The accompanying notes are an integral part of these financial statements.

GTY TECHNOLOGY HOLDINGS INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2017	For the Period from August 11, 2016 (Inception) through December 31, 2016
Cash Flows from Operating Activities
Net income	$3,860,175	$63,943
Adjustments to reconcile net income to net cash used in operating activities:
Formation and operating costs paid by Sponsor	-	67,133
Interest earned on cash and cash equivalents held in Trust Account	(4,553,739)	(263,774)
Changes in operating assets and liabilities:
Prepaid expenses	(45,743)	(21,164)
Accounts payable	(39,081)	47,989
Accrued expenses - related party	120,000	20,000
Net cash used in operating activities	(658,388)	(85,873)

Cash Flows from Investing Activities
Principal deposited in Trust Account	-	(552,000,000)
Net cash used in investing activities	-	(552,000,000)

Cash Flows from Financing Activities
Proceeds received from initial public offering	-	552,000,000
Payment of offering costs	-	(27,500)
Proceeds received from private placement, net of expense said by Sponsor	-	1,333,195
Net cash provided by financing activities	-	553,305,695

Net change in cash and cash equivalents	(658,388)	1,219,822

Cash and cash equivalents- beginning of the period	1,219,822	-
Cash and cash equivalents - end of the period	$561,434	$1,219,822

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$3,860,171	$-
Offering costs paid by Sponsor in exchange for founder shares	$-	$20,000
Formation and offering costs paid by Sponsor in exchange for founder shares	$-	$11,644,673
Value of Class A ordinary shares subject to possible redemption	$-	$529,096,020
Deferred offering costs included in accounts payable and accrued expenses	$-	$20,750

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

All activities through December 31, 2017 relate to the Company’s formation and the initial public offering (the “initial public offering”) and, since the closing of the initial public offering, a search for a business combination candidate described below. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

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

NOTES TO FINANCIAL STATEMENTS

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

Going Concern Consideration

As of December 31, 2017, the Company had a balance of cash and cash equivalents of approximately $561,000, which excludes interest income of approximately $4.8 million from the Company's investments in the Trust Account which is available to the Company for tax obligations, if any. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

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

The Company’s amended and restated memorandum and articles of association provided that the Company had until November 1, 2018 to complete the initial Business Combination as discussed above. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the initial Business Combination by November 1, 2018. In connection with the Company's assessment of going concern considerations in accordance with FASB's Accounting Standards Update ("ASU") 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 1, 2018.

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

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the initial public offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a business combination. As of December 31, 2017 and 2016, cash and marketable securities, which are classified as trading securities, held in the Trust Account consisted of approximately $555.8 million and $552.3 million in U.S. Treasury Bills, respectively, and approximately $1,000 and $900 in cash, respectively. At December 31, 2017, there was approximately $4.8 million of interest income held in the Trust Account available to the Company for tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs

Offering costs consisting of legal, accounting, underwriting fees and other costs incurred that were directly related to the initial public offering totaled approximately $31 million, inclusive of $19.32 million of deferred underwriting fees. Offering costs were charged to shareholders’ equity upon the completion of the initial public offering on November 1, 2016.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, an aggregate of 53,295,619 and 52,909,602 Class A ordinary shares subject to possible redemption at redemption value at December 31, 2017 and 2016, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s accompanying balance sheets.

Net Income per Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 53,295,619 and 52,909,602 Class A ordinary shares subject to possible redemption at December 31, 2017 and 2016, respectively, have been excluded from the calculation of basic income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the initial public offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 27,093,334 shares of the Company’s class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2017, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

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

Administrative Service Fee

The Company has agreed, commencing on the effective date of the initial public offering through the earlier of the Company’s consummation of a business combination and its liquidation, to reimburse the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services. The Company recognized $120,000 and $20,000 for the year ended December 31, 2017 and the period from August 11, 2016 (inception) to December 31, 2016, respectively, in connection with this agreement in the accompanying statements of operations.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

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

Note 6. Shareholders’ Equity

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2017 and 2016, there are 55,200,000 Class A ordinary shares issued and outstanding, including 53,295,619 and 52,909,602 shares of Class A ordinary shares subject to possible redemption, respectively.

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

As of December 31, 2017 and 2016, the Company has 13,800,000 Class B ordinary shares issued and outstanding.

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At December 31, 2017 and 2016, there are no preferred shares issued or outstanding.

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

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

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2017 and 2016 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2017	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury Bills	$556,817,512	$-	$-

December 31, 2016	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury Bills	$552,263,774	$-	$-

Approximately $1,000 and $900 of the balance in the Trust Account was held in cash as of December 31, 2017 and 2016, respectively.

Note 8. Subsequent Events

On January 3, 2018, the Company received a letter (the “Notification Letter”) from the staff of the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that the Company no longer complies with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year ended December 31, 2016. On February 20, 2018, the Company submitted our plan to regain compliance pursuant to the procedures set forth in the Nasdaq listing rules. On March 1, 2018, Nasdaq granted the Company an exception of up to 180 calendar days from the fiscal year end, or until June 29, 2018, to regain compliance. In the event the Company does not satisfy the terms of the extension, Nasdaq will notify the Company that its securities will be delisted. At that time, the Company will have the opportunity to appeal the determination to a Hearings Panel. If the Company timely appeals, its securities would remain listed pending such decision. There can be no assurance that, if the Company does appeal, such appeal would be successful.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f ) and 15d-15(f ). Under the supervision of our Co-Chief Executive Officers and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
William D. Green	64	Co-Chief Executive Officer and Co-Chairman
Joseph M. Tucci	70	Co-Chief Executive Officer and Co-Chairman
Harry L. You	58	President, Chief Financial Officer and Director
Randolph Cowen	67	Director
Paul Dacier	60	Director
Stephen Rohleder	60	Director
Charles Wert	73	Director

William D. Green, 64, our founder, has been our Co-Chief Executive Officer and Co-Chairman since September 2016. Mr. Green was previously chief executive officer and chairman of the board of Accenture. Mr. Green was a director of Accenture from 2001 until 2013, and assumed the role of chairman in 2006. During Mr. Green’s time on the board, Accenture completed its initial public offering and Mr. Green was involved in the planning of Accenture’s long-term business strategy. From 2004 through 2010, Mr. Green served as Accenture’s chief executive officer, successfully navigating the company through a challenging global economic environment. During his tenure as chief executive officer, Accenture grew revenue from $13.7 billion to $21.6 billion, doubled its workforce to 211,000 employees and expanded its global footprint. Prior to serving as chief executive officer, Mr. Green was Accenture’s chief operating officer-client services with overall management responsibility for the company’s operating groups. In addition, he served as group chief executive of the Communications & High Tech operating group from 1999 to 2003. He was also group chief executive of the Resources operating group for two years. Earlier in his career, Mr. Green led the Manufacturing industry group and was managing director for Accenture’s business in the United States. Mr. Green was ranked #1 chief executive officer in the Computer Sciences & IT Consulting sector by Institutional Investor in 2007. Mr. Green has served as a director of S&P Global Inc. since 2011, a director of EMC since 2013, EMC’s independent lead director since February 2015 and a director of Inovalon Holdings, Inc. since August 2016. In addition, Mr. Green has served on the board of directors of Dell since September 2016. In addition, Mr. Green has served as chairman of the board of Accumen Inc., a healthcare testing services company, since May 2013, a director of Virtustream, Inc., a cloud computing company and subsidiary of EMC, since June 2016, a director of Pivotal Software, Inc., a software and services company and subsidiary of EMC, since July 2015, a member of the advisory board of Pactera Technology International Ltd., an IT consulting and outsourcing company, since September 2014, a member of the national board of Year Up, Inc., a non-profit offering a workforce development program for low income youth, since October 2013, and a trustee of Dean College, a private college located in Franklin, Massachusetts, since October 2004.

Mr. Green’s qualifications to serve on our board of directors include: his extensive experience operating a publicly-listed technology company; his track record as chief executive officer of Accenture; and his network of contacts in the technology sector.

Joseph M. Tucci, 70, has been our founder, Co-Chief Executive Officer and Co-Chairman since September 2016. Mr. Tucci was chief executive officer, chairman of the board of directors and president of EMC from 2001, 2006 and 2014, respectively, until September 2016 when Dell acquired EMC. At that time, Mr. Tucci became an advisor to Dell’s founder, Michael Dell, and its board of directors. Mr. Tucci led EMC through a revitalization, transforming EMC’s business model from what had been a near-exclusive focus on high-end storage platforms into a federation of businesses that grew to include EMC, VMware, Inc. (NYSE: VMW), Pivotal Software, Inc., RSA Security LLC, VCE and Virtustream, Inc. Following the technology sector’s bust in 2001 - 2002, EMC’s revenues grew from $5.4 billion in 2002 to $24.7 billion in 2015. Acknowledging EMC's success under Mr. Tucci’s leadership, Barron's named him one of the 30 best chief executive officers in 2011 and 2012. In 2015, his final full year at EMC, EMC was named one of the world’s top 10 multinational workplaces out of 700 multinational global companies surveyed by the Great Place to Work Institute, Inc.

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

Harry L. You, 58, has been our founder, President, Chief Financial Officer and Director since September 2016. From 2008 to 2016, Mr. You served as the executive vice president of EMC in the office of the chairman. Mr. You joined EMC in 2008 to oversee corporate strategy and new business development, which included mergers and acquisitions, joint ventures and venture capital activity. Mr. You served as a director of Korn/Ferry International, a global executive recruiting company, from 2004 to October 2016 and has been a trustee of the U.S. Olympic Committee Foundation since August 2016. Mr. You was chief executive officer of BearingPoint, a leading IT and management consultancy from 2005 to 2007. He also served as BearingPoint’s interim chief financial officer from 2005 to 2006. From 2004 to 2005, Mr. You served as executive vice president and chief financial officer of Oracle Corporation (NYSE: ORCL), or Oracle, helping begin Oracle’s acquisition run with the takeovers of Peoplesoft, Inc. and Retek in 2005, and was also a member of the board of directors of Oracle Japan. From 2001 to 2004, Mr. You served as chief financial officer of Accenture, helping take the company public and leading the company to 35% annual free cash flow growth during his tenure. Mr. You also previously spent fourteen years on Wall Street, including serving as a managing director in the Investment Banking Division of Morgan Stanley, where he headed the Computer and Business Services Group. Mr. You was a #1 ranked chief financial officer by Institutional Investor in the Computer Services & IT Consulting sector in 2004. Mr. You holds an M.A. in Economics from Yale University and a B.A. in Economics from Harvard College.

Mr. You’s qualifications to serve on our board of directors include his extensive and varied deal experience throughout his career, including his experience structuring Dell’s acquisition of EMC as EMC’s executive vice president, and his network of contacts in the technology sector.

Randolph Cowen, 67, has served as a director since completion of the initial public offering. Mr. Cowen served as a director of EMC from January 2009 to September 2016, and as a director of Pivotal Software, Inc. from April 2013 to September 2016. From 2004 to 2008, Mr. Cowen served as the global head of technology and operations, and as the co-chief administrative officer from 2007 to 2008, at Goldman Sachs Group, Inc., where he had worked since 1982. From 2001 to 2007, Mr. Cowen served as the chief information officer of Goldman Sachs Group, Inc. Mr. Cowen holds a bachelor’s degree in history with a minor in mathematics from Michigan State University.

Mr. Cowen’s qualifications to serve on our board of directors include his experience managing information technology at Goldman Sachs.

Paul Dacier, 60, has served as a director since completion of the initial public offering. Mr. Dacier joined EMC in 1990 and served as the company’s executive vice president and general counsel until September 2016. Mr. Dacier was responsible for the worldwide legal affairs of EMC and its subsidiaries and oversaw the company’s internal audit, real estate and facilities organizations, sustainability and government affairs departments. Mr. Dacier is the vice chairman of the board of directors of AerCap Holdings N.V., an aircraft leasing company located in the Netherlands. In 2013 and 2014, Mr. Dacier was President of the Boston Bar Association. Mr. Dacier holds a bachelor’s degree in History from Marquette University, and is also a graduate of the Marquette University Law School.

Mr. Dacier’s qualifications to serve on our board of directors include his leadership at EMC.

Stephen Rohleder, 60, has served as a director since completion of the initial public offering. Since 2015, Mr. Rohleder has been the principal owner of SGR Equity Investments. Prior to SGR Equity Investments, he spent 34 years at Accenture. Mr. Rohleder became partner at Accenture in 1992. He served as Accenture’s chief executive officer for North America from 2014 to 2015, as chief executive officer of the health and public service operating group from 2009 to 2014, and, as global chief operating officer from 2004 to 2009. As chief executive officer, Mr. Rohleder was responsible for Accenture’s business in the United States and Canada. During his tenure as chief operating officer, he was responsible for leading the company’s strategic direction and overall operational performance and was responsible for all global operations. Mr. Rohleder is currently an advisory board member at Kony, Inc., a cloud-based enterprise mobility solutions company and mobile application development platform provider. Mr. Rohleder holds a bachelor’s degree in Business Administration in Finance with a concentration in Computer Science from the University of Texas at Austin.

Mr. Rohleder’s qualifications to serve on our board of directors include his extensive executive experience at Accenture.

Charles Wert, 73, has served as a director since completion of the initial public offering. Mr. Wert currently serves as the vice chairman and as a director at Evercore Trust Company, N.A., or Evercore, which he formed and organized and was previously the president and chief executive officer from 2009 to 2014. Prior to joining Evercore, Mr. Wert served as an executive vice president and senior trust officer of U.S. Trust Company N.A. for over 20 years. Mr. Wert also founded united Mercantile Bank and Trust Company and served as its president and senior trust officer from 1982 until 1987. Mr. Wert holds a bachelor’s degree in Business Administration and Finance from California State University at Los Angeles.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2017 there were no delinquent filers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at March 16, 2018 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
•	each of our executive officers and directors that beneficially own ordinary shares; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as they are not exercisable within 60 days of March 16, 2018.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
GTY Investors, LLC (our Sponsor)(3)	13,680,000	19.8%
William D. Green(3)	13,680,000	19.8%
Joseph M. Tucci(3)	13,680,000	19.8%
Harry L. You(3)	13,680,000	19.8%
Randolph Cowen	30,000	*
Paul Dacier	30,000	*
Stephen Rohleder	30,000	*
Charles Wert	30,000	*
All officers, directors and director nominees as a group seven individuals)	13,800,000	20.0%
The Baupost Group, L.L.C.(4)	4,400,000	6.4%
Alyeska Investment Group, L.P. (5)	4,533,436	6.6%

*	Less than 1%.

(1)	This table is based on 69,000,000 ordinary shares outstanding at March 16, 2018, of which 55,200,000 were Class A ordinary shares and 13,800,000 were Class B ordinary shares. The Class A ordinary shares and Class B ordinary shares vote together on all matters presented to shareholders for approval, exception that prior to the consummation of an initial business combination, only holders of Class B ordinary shares will have the ability to elect our directors. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise noted, the business address of each of our shareholders is 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144.
(2)	The interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our business combination.
(3)	William D. Green, Joseph M. Tucci and Harry L. You are members and the managers of GTY Investors, LLC, our Sponsor, and share voting and dispositive power over the founder shares held by our Sponsor.
(4)	According to a Schedule 13G filed with the SEC on February 14, 2017 on behalf of The Baupost Group, L.L.C. (“Baupost”), SAK Corporation (“SAK”) and Seth A. Klarman (“Mr. Klarman”), each of Baupost, SAK and Mr. Klarman holds shared voting and dispositive power with respect to 4,400,000 shares of the Company’s Class A Ordinary Shares. Baupost acts as an investment advisor and general partner to private investment limited partnerships and purchased these securities on behalf of certain of such partnerships. SAK is the Manager of Baupost and Mr. Klarman is the sole shareholder of SAK. The business address of Baupost, SAK and Mr. Klarman is 10 St. James Avenue, Suite 1700, Boston, Massachusetts 02116.
(5)	According to a Schedule 13G/A filed on February 14, 2018 on behalf of Alyeska Investment Group, L.P. (“AIGLP”), Alyeska Fund GP, LLC (“AFG”), Alyeska Fund 2 GP, LLC (“AF2”) and Anand Parekh (“Mr. Parekh”), each of which share beneficial ownership over the 4,533,436 shares of the Company’s Class A common stock reported herein. The business address for this shareholder is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm, WithumSmith+Brown, PC since inception include:

For the Period
from August 11,
	For the Year Ended	2016 (Inception) to
	December 31, 2017	December 31, 2016
Audit Fees (1)	$63,950	$74,500
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$63,950	$74,500

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213809), filed with the SEC on September 26, 2016).

3.2	Second Amended and Restated Memorandum and Articles of Association of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-213809), filed with the SEC on October 17, 2016).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213809), filed with the SEC on September 26, 2016).

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213809), filed with the SEC on September 26, 2016).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213809), filed with the SEC on September 26, 2016).

4.4	Warrant Agreement, dated October 26, 2016, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.1	Letter Agreement, dated October 26, 2016, by and among the Registrant, its officers and directors and GTY Investors, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.2	Investment Management Trust Agreement, dated October 26, 2016, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.3	Registration Rights Agreement, dated October 26, 2016, by and among the Registrant, GTY Investors, LLC and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.4	Administrative Services Agreement, dated October 26, 2016, by and between the Registrant and GTY Investors, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.5	Private Placement Warrants Purchase Agreement, dated October 26, 2016, by and between the Registrant and GTY Investors, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.6	Promissory Note, dated as of August 15, 2016, issued to GTY Investors, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213809), filed with the SEC on September 26, 2016).

10.7	Amended and Restated Securities Subscription Agreement, dated August 16, 2016, between GTY Investors, LLC and the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213809), filed with the SEC on September 26, 2016).

10.8	Indemnity Agreement, dated October 26, 2016, by and between the Company and William D. Green (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.9	Indemnity Agreement, dated October 26, 2016, by and between the Company and Joseph M. Tucci (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.10	Indemnity Agreement, dated October 26, 2016, by and between the Company and Harry L. You (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.11	Indemnity Agreement, dated October 26, 2016, between the Registrant and Randolph Cowen (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.12	Indemnity Agreement, dated October 26, 2016, between the Registrant and Paul T. Dacier (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.13	Indemnity Agreement, dated October 26, 2016, between the Registrant and Stephen Rohleder (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

10.14	Indemnity Agreement, dated October 26, 2016, between the Registrant and Charles Wert (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 1, 2016).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213809), filed with the SEC on September 26, 2016).

24.1	Power of Attorney (included on the signature pages herein).

31.1	Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTY TECHNOLOGY HOLDINGS INC.

Date: March 16, 2018	By:	/s/ William D. Green
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

Name	Title	Date

/s/ William D. Green	Co-Chief Executive Officer and Co-Chairman	March 16, 2018
William D. Green	(Co-Principal Executive Officer)

/s/ Joseph M. Tucci	Co-Chief Executive Officer and Co-Chairman	March 16, 2018
Joseph M. Tucci	(Co-Principal Executive Officer)

/s/ Harry L. You	President, Chief Financial Officer and Director	March 16, 2018
Harry L. You	(Principal Financial and Accounting Officer)

/s/ Randolph Cowen	Director	March 16, 2018
Randolph Cowen

/s/ Paul Dacier	Director	March 16, 2018
Paul Dacier

/s/ Stephen Rohleder	Director	March 16, 2018
Stephen Rohleder

/s/ Charles Wert	Director	March 16, 2018
Charles Wert

