Form 10-Q
period 2018-03-31
GTY Technology Holdings Inc.
filed 2018-05-10
CIK 1682325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 10, 2018, 55,200,000 Class A ordinary shares, par value $0.0001 per share, and 13,800,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

GTY TECHNOLOGY HOLDINGS INC.

Form 10-Q

For the Quarter Ended March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$403,356	$561,434
Prepaid expenses	114,183	66,907
Total current assets	517,539	628,341

Cash and cash equivalents held in Trust Account	558,528,352	556,817,512
Total Assets	$559,045,891	$557,445,853

Liabilities and Shareholders' Equity
Accounts payable and accrued expenses	$85,445	$29,658
Accrued expenses - related party	170,000	140,000
Total current liabilities	255,445	169,658
Deferred underwriting fees	19,320,000	19,320,000
Total Liabilities	19,575,445	19,489,658

Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value; 53,447,044 and 53,295,619 shares at redemption value at March 31, 2018 and December 31, 2017, respectively	534,470,440	532,956,190

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 1,752,956 and 1,904,381 shares issued and outstanding (excluding 53,447,044 and 53,295,619 shares subject to possible redemption, respectively) at March 31, 2018 and December 31, 2017, respectively	175	190
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 13,800,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	1,380	1,380
Additional paid-in capital	-	1,074,317
Retained earnings	4,998,451	3,924,118
Total Shareholders' Equity	5,000,006	5,000,005
Total Liabilities and Shareholders' Equity	$559,045,891	$557,445,853

The accompanying notes are an integral part of these unaudited condensed financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
General and administrative expenses	$196,944	$281,359
Loss from operations	(196,944)	(281,359)
Interest income	1,711,195	650,801
Net income	$1,514,251	$369,442

Weighted average shares outstanding
Basic (1)	15,702,699	16,089,988
Diluted	69,000,000	69,000,000

Net earnings per share
Basic	$0.10	$0.02
Diluted	$0.02	$0.01

(1) This number excludes an aggregate of up to 53,447,044 and 52,946,546 Class A ordinary shares subject to possible redemption at March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$1,514,251	$369,442
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and cash equivalents held in Trust Account	(1,710,840)	(650,776)
Changes in operating assets and liabilities:
Prepaid expenses	(47,276)	(16,533)
Accounts payable	55,787	74,639
Accrued expenses - related party	30,000	30,000
Net cash used in operating activities	(158,078)	(193,228)

Net change in cash and cash equivalents	(158,078)	(193,228)

Cash and cash equivalents - beginning of the period	561,434	1,219,822
Cash and cash equivalents - end of the period	$403,356	$1,026,594

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$1,514,250	$369,440

The accompanying notes are an integral part of these financial statements.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

All activities through March 31, 2018 relate to the Company’s formation and the initial public offering (the “initial public offering”) and, since the closing of the initial public offering, a search for a business combination candidate described below. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The initial shareholders have agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a business combination within the Combination Period. However, if the initial shareholders should acquire public shares in or after the initial public offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a business combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a business combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Company’s public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, our sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent public accountants) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable. This liability will not apply with respect to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) or to any claims under the Company’s indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that our sponsor must indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s registered independent public accounting firms), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Nasdaq Stock Market

On January 3, 2018, the Company received a letter (the “Notification Letter”) from the staff of the Listing Qualifications Department of The Nasdaq Stock Market“” notifying the Company that the Company no longer complies with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year ended December 31, 2016. On February 20, 2018, the Company submitted a plan to regain compliance pursuant to the procedures set forth in the Nasdaq listing rules. On March 1, 2018, Nasdaq granted the Company an exception of up to 180 calendar days from the fiscal year end, or until June 29, 2018, to regain compliance. In the event the Company does not satisfy the terms of the extension, Nasdaq will notify the Company that its securities will be delisted. At that time, the Company will have the opportunity to appeal the determination to a Hearings Panel. If the Company timely appeals, its securities would remain listed pending such decision. There can be no assurance that, if the Company does appeal, such appeal would be successful.

Going Concern Consideration

As of March 31, 2018, the Company had a balance of cash and cash equivalents of approximately $403,000, which excludes interest income of approximately $6.5 million from the Company’s investments in the Trust Account which is available to the Company for tax obligations, if any. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

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

The Company’s amended and restated memorandum and articles of association provides that the Company has until November 1, 2018 to complete the initial Business Combination as discussed above. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the initial Business Combination by November 1, 2018. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” its management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 1, 2018.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet the Company’s needs through November 1, 2018. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018, or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2018.

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the initial public offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a business combination. As of March 31, 2018 and December 31, 2017, cash and marketable securities, which classified as trading securities, held in the Trust Account consisted of approximately $558.5 million and $556.8 million in U.S. Treasury Bills and approximately $7,000 and $1,000 in cash, respectively. At March 31, 2018 and December 31, 2017, there was approximately $6.5 million and $4.8 million, respectively, of interest income held in the Trust Account available to be released to the Company to pay income taxes and up to $100,000 to pay dissolution expenses, if any.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2018 and December 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting period.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standard Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, an aggregate of 53,447,044 and 53,295,619 Class A ordinary shares subject to possible redemption at redemption value at March 31, 2018 and December 31, 2017, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s accompanying balance sheets.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income per Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 53,447,044 and 52,946,546 Class A ordinary shares subject to possible redemption at March 31, 2018 and 2017, respectively, have been excluded from the calculation of basic income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the initial public offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 27,093,334 shares of the Company’s class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2018 and December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2018, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date the financial statements were issued.

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

Private Placement Warrants

Concurrently with the closing of the initial public offering, the Sponsor purchased an aggregate of 8,693,334 private placement warrants at $1.50 per warrant and generated gross proceeds of $13.04 million in the private placement.

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Service Fee

The Company agreed to reimburse the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services through the earlier of the Company’s consummation of a business combination and its liquidation. The Company recognized $30,000 for each of the three months ended March 31, 2018 and 2017 in connection with this agreement in the accompanying statements of operations. As of March 31, 2018 and December 31, 2017, the Company had a total of $170,000 and $140,000, respectively, in administrative fees payable to the Sponsor.

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

Underwriting Agreement

The Company paid an underwriting discount of $0.20 per unit, or $11.04 million in the aggregate upon the consummation of the initial public offering. Solely in the event that the Company completes a business combination, $0.35 per unit, or $19.32 million in the aggregate will be payable to the underwriters for deferred underwriting fees from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Note 6. Shareholders’ Equity

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2018 and December 31, 2017, there were 55,200,000 Class A ordinary shares issued and outstanding, including 53,447,044 and 53,295,619 shares of Class A ordinary shares subject to possible redemption, respectively.

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

As of March 31, 2018 and December 31, 2017, the Company had 13,800,000 Class B ordinary shares issued and outstanding.

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At March 31, 2018 and December 31, 2017, there were no preferred shares issued or outstanding.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2018	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and U.S. Treasury Bills	$558,528,352	$-	$-

December 31, 2017	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and U.S. Treasury Bills	$556,817,512	$-	$-

Approximately $7,000 and $1,000 of the balance in the Trust Account was held in cash as of March 31, 2018 and December 31, 2017, respectively.

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

Overview

We are a blank check company formed in the Cayman Islands on August 11, 2016 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “business combination”) that the Company has not yet identified. Although we are not limited to a particular industry or geographic region for purposes of consummating a business combination, we intend to focus on the technology industry, including software and services.

All activity through March 31, 2018 relates to our formation and the initial public offering and, since the closing of the initial public offering, a search for a business combination candidate. The registration statement for our initial public offering was declared effective on October 26, 2016. We consummated the initial public offering of 55,200,000 units, including the issuance of 7,200,000 units as a result of the underwriters’ exercise of their over-allotment option in full (“units” and, the Class A ordinary shares included in the units, the “public shares”) at $10.00 per unit on November 1, 2016, generating gross proceeds of $552 million. We incurred offering costs of approximately $31 million, inclusive of approximately $30.4 million of underwriting fees. We paid $11.04 million of underwriting fees upon the closing of the initial public offering and deferred $19.32 million of underwriting fees until the consummation of the initial business combination.

Simultaneously with the closing of the initial public offering, we consummated the private placement (“private placement”) of 8,693,334 warrants (the “private placement warrants”) at a price of $1.50 per private placement warrant with our Sponsor, GTY Investors, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of approximately $13.04 million.

Upon the closing of the initial public offering and private placement on November 1, 2016, $552 million from the net proceeds of the sale of the units in the initial public offering and the private placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The funds in the Trust Account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with maturities of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the funds in the Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the private placement, although substantially all of the net proceeds are intended to be applied toward consummating an initial business combination.

If we are unable to complete an initial business combination by November 1, 2018 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

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

Liquidity and Capital Resources

Overview

As indicated in the accompanying financial statements, as of March 31, 2018, we had a balance of cash and cash equivalents of approximately $403,000, which excludes interest income of approximately $6.5 million from our investments in the Trust Account which is available to us for tax obligations, if any. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on us. Consequently, income taxes are not reflected in our financial statements.

Through March 31, 2018, our liquidity needs were satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares to the Sponsor and the gross proceeds of the private placement of $13.04 million.

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

Going Concern Consideration

Our amended and restated memorandum and articles of association provides that we have until November 1, 2018 to complete the initial business combination as discussed above. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete the initial business combination by November 1, 2018. In connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 1, 2018.

Results of Operations

Our entire activities since August 11, 2016 (inception) up to March 31, 2018 was in preparation for our initial public offering and, since the closing of the initial public offering, a search for a prospective initial business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2018, we had net income of approximately $1.5 million, which consisted solely of operating expenses of approximately $197,000 and offset by interest income from our Trust Account of approximately $1.7 million. In addition, for the three months ended March 31, 2017, we had net income of approximately $369,000, which consisted solely of operating expenses of approximately $281,000 and offset by interest income from our Trust Account of approximately $651,000.

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

Administrative Service Reimbursement

We have agreed to reimburse the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services, through the earlier of our consummation of an initial business combination or our liquidation. We recognized $30,000 for each of the three months ended March 31, 2018 and 2017 in connection with this agreement in the accompanying statements of operations. As of March 31, 2018 and December 31, 2017, we had a total of $170,000 and $140,000, respectively in administrative fees payable to our Sponsor.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Underwriting Agreement

We paid an underwriting discount of $0.20 per unit, or $11.04 million in the aggregate, upon the consummation of the initial public offering. Solely in the event that we complete an initial business combination, $0.35 per unit, or $19.32 million in the aggregate, will be payable to the underwriters for deferred underwriting fees from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S- K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2018 and December 31, 2017, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our 2017 Form 10-K filed with the SEC on March 16, 2018, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of May, 2018.

GTY TECHNOLOGY HOLDINGS INC.

/s/ William D. Green
Name:	William D. Green
Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

/s/ Harry L. You
Name:	Harry L. You
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

