Form 10-Q
period 2018-06-30
GTY Technology Holdings Inc.
filed 2018-08-09
CIK 1682325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒   No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of August 9, 2018, 55,200,000 Class A ordinary shares, par value $0.0001 per share, and 13,800,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

GTY TECHNOLOGY HOLDINGS INC.

Form 10-Q

For the Quarter Ended June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$275,154	$561,434
Prepaid expenses	96,459	66,907
Total current assets	371,613	628,341

Cash and cash equivalents held in Trust Account	561,067,766	556,817,512
Total Assets	$561,439,379	$557,445,853

Liabilities and Shareholders' Equity
Accounts payable	$128,358	$29,658
Accrued expenses	104,496	-
Accrued expenses - related party	200,000	140,000
Total current liabilities	432,854	169,658
Deferred underwriting fees	19,320,000	19,320,000
Total Liabilities	19,752,854	19,489,658

Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value; 53,668,652 and 53,295,619 shares at redemption value at June 30, 2018 and December 31, 2017, respectively	536,686,520	532,956,190

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 1,531,348 and 1,904,381 shares issued and outstanding (excluding 53,668,652 and 53,295,619 shares subject to possible redemption, respectively) at June 30, 2018 and December 31, 2017, respectively	153	190
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 13,800,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	1,380	1,380
Additional paid-in capital	-	1,074,317
Retained earnings	4,998,472	3,924,118
Total Shareholders' Equity	5,000,005	5,000,005
Total Liabilities and Shareholders' Equity	$561,439,379	$557,445,853

The accompanying notes are an integral part of these unaudited condensed financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
General and administrative expenses	$323,578	$144,346	$520,522	$425,705
Loss from operations	(323,578)	(144,346)	(520,522)	(425,705)
Interest income	2,539,657	1,062,017	4,250,852	1,712,818
Net income	$2,216,079	$917,671	$3,730,330	$1,287,113

Weighted average shares outstanding
Basic (1)	15,550,521	16,052,446	15,626,189	16,071,113
Diluted	69,000,000	69,000,000	69,000,000	69,000,000

Net earnings per share
Basic	$0.14	$0.06	$0.24	$0.08
Diluted	$0.03	$0.01	$0.05	$0.02

(1) This number excludes an aggregate of up to 53,668,652 and 53,038,313 Class A ordinary shares subject to possible redemption at June 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$3,730,330	$1,287,113
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and cash equivalents held in Trust Account	(4,250,254)	(1,712,770)
Changes in operating assets and liabilities:
Prepaid expenses	(29,552)	(18,860)
Accounts payable	98,700	(53,744)
Accrued expenses	104,496	-
Accrued expenses - related party	60,000	60,000
Net cash used in operating activities	(286,280)	(438,261)

Net change in cash and cash equivalents	(286,280)	(438,261)

Cash and cash equivalents- beginning of the period	561,434	1,219,822
Cash and cash equivalents - end of the period	$275,154	$781,561

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$3,730,330	$1,287,110

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

All activities through June 30, 2018 relate to the Company’s formation and the initial public offering (the “initial public offering”) and, since the closing of the initial public offering, a search for a business combination candidate described below. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Commencing on November 14, 2016, holders of the Units may elect to separately trade the Class A ordinary shares and warrants included in such units. The Class A ordinary shares and warrants that are separated trade on The Nasdaq Capital Market (“Nasdaq”) under the symbols “GTYH” and “GTYHW,” respectively. Units that are not separated continue to trade on Nasdaq under the symbol “GTYHU.”

The Nasdaq Stock Market

On January 3, 2018, the Company received a letter (the “Notification Letter”) from the staff of the Listing Qualifications Department of The Nasdaq Stock Market notifying the Company that it no longer complied with Nasdaq Listing Rule 5620(a) (the “Nadsaq Rule”) due to its failure to hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year ended December 31, 2016. On June 27, 2018, the Company held its 2018 annual meeting of stockholders and is now in compliance with the Nasdaq Listing Rule.

Going Concern Consideration

As of June 30, 2018, the Company had a balance of cash and cash equivalents of approximately $275,000, which excludes interest income of approximately $9.1 million from the Company’s investments in the Trust Account which is available to the Company for tax obligations, if any. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

On August 8, 2018, the Company issued an unsecured convertible promissory note (the “Sponsor Convertible Note”) to the Sponsor, pursuant to which the Company may borrow up to $1 million from the Sponsor from time to time. As of August 8, 2018, $200,000 was drawn under the Sponsor Convertible Note in satisfaction of the Company’s accrued administrative fees which were payable as of June 30, 2018 (see Note 4).

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Based on the foregoing, management believes that the Company access to funds to meet its working capital needs through November 1, 2018.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018, or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2018.

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the initial public offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a business combination. As of June 30, 2018 and December 31, 2017, cash and marketable securities, which classified as trading securities, held in the Trust Account consisted of approximately $561.1 million and $556.8 million in U.S. Treasury Bills and approximately $7,000 and $1,000 in cash, respectively. At June 30, 2018 and December 31, 2017, there was approximately $9.1 million and $4.8 million, respectively, of interest income held in the Trust Account available to be released to the Company to pay income taxes and up to $100,000 to pay dissolution expenses, if any.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2018 and December 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standard Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, an aggregate of 53,668,652 and 53,295,619 Class A ordinary shares subject to possible redemption at redemption value at June 30, 2018 and December 31, 2017, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s accompanying condensed balance sheets.

Net Income per Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 53,668,652 and 53,038,313 Class A ordinary shares subject to possible redemption at June 30, 2018 and 2017, respectively, have been excluded from the calculation of basic income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the initial public offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 27,093,334 shares of the Company’s class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2018 and December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2018 and December 31, 2017, the recorded values of cash and cash equivalents, cash and cash equivalents held in the Trust Account, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date the financial statements were issued.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Due to Related Party

To finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a business combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On August 8, 2018, the Company issued the Sponsor Convertible Note to the Sponsor, pursuant to which the Sponsor agreed to provide a $1 million Working Capital Loan to the Company (see Note 1). The Sponsor Convertible Note does not bear interest and all unpaid principal under the Sponsor Convertible Note will be due and payable in full on the earlier of November 1, 2018 and the consummation of the initial Business Combination. The Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1 million in the aggregate, into warrants of the post-Business Combination entity to purchase Class A ordinary shares at a conversion price of $1.50 per warrant. The terms of such warrants will be identical to the Private Placement Warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. Under the Sponsor Convertible Note, the Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. Except for the foregoing and other than the Sponsor Convertible Note, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Any additional Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant.

Administrative Service Fee

The Company agreed to reimburse the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services through the earlier of the Company’s consummation of a business combination and its liquidation. The Company recognized $30,000 and $60,000 for each of the three and six months ended June 30, 2018 and 2017, respectively in connection with this agreement in the accompanying statements of operations. As of June 30, 2018 and December 31, 2017, the Company had a total of $200,000 and $140,000, respectively, in administrative fees payable to the Sponsor. As of August 8, 2018, $200,000 was drawn under the Sponsor Convertible Note in satisfaction of the Company’s accrued administrative fees which were payable as of June 30, 2018.

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6. Shareholders’ Equity

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2018 and December 31, 2017, there were 55,200,000 Class A ordinary shares issued and outstanding, including 53,668,652 and 53,295,619 shares of Class A ordinary shares subject to possible redemption, respectively.

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

As of June 30, 2018 and December 31, 2017, the Company had 13,800,000 Class B ordinary shares issued and outstanding.

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At June 30, 2018 and December 31, 2017, there were no preferred shares issued or outstanding.

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2018	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and U.S. Treasury Bills	$561,067,766	$-	$-

December 31, 2017	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and U.S. Treasury Bills	$556,817,512	$-	$-

Approximately $7,000 and $1,000 of the balance in the Trust Account was held in cash as of June 30, 2018 and December 31, 2017, respectively.

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

All activity through June 30, 2018 relates to our formation and the initial public offering and, since the closing of the initial public offering, a search for a business combination candidate. The registration statement for our initial public offering was declared effective on October 26, 2016. We consummated the initial public offering of 55,200,000 units, including the issuance of 7,200,000 units as a result of the underwriters’ exercise of their over-allotment option in full (“units” and, the Class A ordinary shares included in the units, the “public shares”) at $10.00 per unit on November 1, 2016, generating gross proceeds of $552 million. We incurred offering costs of approximately $31 million, inclusive of approximately $30.4 million of underwriting fees. We paid $11.04 million of underwriting fees upon the closing of the initial public offering and deferred $19.32 million of underwriting fees until the consummation of the initial business combination.

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

Critical Accounting Policy

Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption at redemption value are presented as temporary equity, outside of the shareholders’ equity section of our accompanying condensed balance sheet.

Liquidity and Capital Resources

Overview

As indicated in the accompanying financial statements, as of June 30, 2018, we had a balance of cash and cash equivalents of approximately $275,000, which excludes interest income of approximately $9.1 million from our investments in the Trust Account which is available to us for tax obligations, if any. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on us. Consequently, income taxes are not reflected in our financial statements.

Through June 30, 2018, our liquidity needs were satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares to the Sponsor and the net proceeds of the private placement of $13.04 million held outside the Trust Account.

On August 8, 2018, our Sponsor agreed to provide a $1 million Working Capital Loan in the form of the Sponsor Convertible Note. As of August 8, 2018, $200,000 was drawn under the Sponsor Convertible Note in satisfaction of our accrued administrative fees which were payable as of June 30, 2018.

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

Considering our new convertible loan agreement, we do not believe we will need to raise any other additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Results of Operations

Our entire activities since August 11, 2016 (inception) up to June 30, 2018 was in preparation for our initial public offering and, since the closing of the initial public offering, a search for a prospective initial business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2018, we had net income of approximately $2.2 million, which consisted of operating expenses of approximately $324,000 and offset by interest income from our Trust Account of approximately $2.5 million.

For the three months ended June 30, 2017, we had net income of approximately $918,000, which consisted solely of operating expenses of approximately $144,000 and offset by interest income from our Trust Account of approximately $1.1 million.

For the six months ended June 30, 2018, we had net income of approximately $3.7 million, which consisted of operating expenses of approximately $521,000 and offset by interest income from our Trust Account of approximately $4.25 million.

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

Due to Related Party

To finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial business combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On August 8, 2018, we issued an unsecured convertible promissory note (the “Sponsor Convertible Note”) to the Sponsor, pursuant to which we may borrow up to $1 million from the Sponsor from time to time. The Sponsor Convertible Note does not bear interest and will be due and payable in full on the earlier of November 1, 2018 and the consummation of the initial Business Combination. The Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1 million in the aggregate, into warrants of the post-business combination entity to purchase Class A ordinary shares at a conversion price of $1.50 per warrant. The terms of such warrants will be identical to the private placement warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. Under the Sponsor Convertible Note, the Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. As of August 8, 2018, $200,000 was drawn under the Sponsor Convertible Note in satisfaction of the Company’s accrued administrative fees which were payable as of June 30, 2018. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants.

Administrative Service Reimbursement

We have agreed to reimburse the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services, through the earlier of our consummation of an initial business combination or our liquidation. We recognized $30,000 and $60,000 for each of the three and six months ended June 30, 2018 and 2017, respectively, in connection with this agreement in the accompanying statements of operations. As of June 30, 2018 and December 31, 2017, we had a total of $200,000 and $140,000, respectively in administrative fees payable to our Sponsor. As of August 8, 2018, we drew $200,000 under the Sponsor Convertible Note in satisfaction of our accrued administrative fees which were payable as of June 30, 2018.

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

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018 and December 31, 2017, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In August 2016, the Sponsor purchased 8,625,000 Class B ordinary shares (“founder shares”) for an aggregate purchase price of $25,000. On each of October 14 and October 26, 2016, the Company effected a share capitalization resulting in an aggregate of 11,500,000 and 13,800,000 founder shares outstanding, respectively. In October 2016, the Sponsor transferred 25,000 founder shares to each of the Company’s independent director nominees at the same per-share purchase price paid by the Sponsor. Simultaneously with the closing of the initial public offering, the Company consummated the private placement of 8,693,334 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per private placement warrant with the Sponsor, generating gross proceeds of approximately $13.04 million. The sales of the above securities by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

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

The Company incurred approximately $31,060,000 of offering costs in connection with the initial public offering, inclusive of $19.32 million in deferred underwriting commissions payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a business combination. There has been no material change in the planned use of proceeds from such use as described in our final prospectus (File no. 333-213809) dated October 26, 2016 which was filed with the SEC.

On August 8, 2018, we issued the Sponsor Convertible Note to the Sponsor, pursuant to which we may borrow up to $1 million from the Sponsor from time to time. The Sponsor Convertible Note does not bear interest and all unpaid principal under the Sponsor Convertible Note will be due and payable in full on the earlier of November 1, 2018 and the consummation of the initial business combination. The Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1 million in the aggregate, into warrants of the post-business combination entity to purchase Class A ordinary shares at a conversion price of $1.50 per warrant. The terms of such warrants will be identical to the private placement warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. Under the Sponsor Convertible Note, the Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. As of August 8, 2018, $200,000 was drawn under the Sponsor Convertible Note in satisfaction of the Company’s accrued administrative fees which were payable as of June 30, 2018.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

On August 8, 2018, we issued the Sponsor Convertible Note to the Sponsor, pursuant to which we may borrow up to $1 million from the Sponsor from time to time. The Sponsor Convertible Note does not bear interest and all unpaid principal under the Sponsor Convertible Note will be due and payable in full on the earlier of November 1, 2018 and the consummation of the initial business combination. The Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1 million in the aggregate, into warrants of the post-business combination entity to purchase Class A ordinary shares at a conversion price of $1.50 per warrant. The terms of such warrants will be identical to the private placement warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. Under the Sponsor Convertible Note, the Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account.

The foregoing description of the Sponsor Convertible Note does not purport to be complete and is qualified in its entirety by the provisions of the Sponsor Convertible Note, which is attached hereto as Exhibit 10.15 and incorporated by reference herein.

Item 6.  Exhibits.

Exhibit Number	Description
31.1	Certification of Co-Chief Executive Officer (Co-Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer (Co-Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officer (Co-Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer (Co-Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.15	Convertible Promissory Note, dated as of August 8, 2018, issued to GTY Investors, LLC

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of August, 2018.

GTY TECHNOLOGY HOLDINGS INC.

/s/ William D. Green
Name:	William D. Green
Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

/s/ Harry L. You
Name:	Harry L. You
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

