Form 10-Q
period 2018-09-30
GTY Technology Holdings Inc.
filed 2018-11-09
CIK 1682325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 9, 2018, 21,188,462 Class A ordinary shares, par value $0.0001 per share, and 13,800,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

GTY TECHNOLOGY HOLDINGS INC.

Form 10-Q

For the Quarter Ended September 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash	$373,532	$561,434
Prepaid expenses	45,448	66,907
Total current assets	418,980	628,341

Cash and cash equivalents held in Trust Account	563,736,096	556,817,512
Total Assets	$564,155,076	$557,445,853

Liabilities and Shareholders' Equity
Accounts payable	$3,117,878	$29,658
Accrued expenses	10,000	-
Accrued expenses - related party	30,000	140,000
Note payable - related party	400,000	-
Total current liabilities	3,557,878	169,658
Deferred underwriting fees	19,320,000	19,320,000
Total Liabilities	22,877,878	19,489,658

Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value; 53,627,719 and 53,295,619 shares at redemption value at September 30, 2018 and December 31, 2017, respectively	536,277,190	532,956,190

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 1,572,281 and 1,904,381 shares issued and outstanding (excluding 53,627,719 and 53,295,619 shares subject to possible redemption, respectively) at September 30, 2018 and December 31, 2017, respectively	157	190
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 13,800,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	1,380	1,380
Additional paid-in capital	-	1,074,317
Retained earnings	4,998,471	3,924,118
Total Shareholders' Equity	5,000,008	5,000,005
Total Liabilities and Shareholders' Equity	$564,155,076	$557,445,853

The accompanying notes are an integral part of these unaudited condensed financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
General and administrative expenses	$3,077,815	$143,531	$3,598,337	$569,237
Loss from operations	(3,077,815)	(143,531)	(3,598,337)	(569,237)
Interest income	2,668,488	1,426,226	6,919,340	3,139,044
Net income (loss)	$(409,327)	$1,282,695	$3,321,003	$2,569,807

Weighted average shares outstanding
Basic (1)	15,331,793	15,960,293	15,526,979	16,033,767
Diluted	15,331,793	69,000,000	69,000,000	69,000,000

Net income (loss) per share
Basic	$(0.03)	$0.08	$0.21	$0.16
Diluted	$(0.03)	$0.02	$0.05	$0.04

(1) This number excludes an aggregate of up to 53,627,719 and 53,166,582 Class A ordinary shares subject to possible redemption at September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$3,321,003	$2,569,807
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and cash equivalents held in Trust Account	(6,918,584)	(3,138,686)
Changes in operating assets and liabilities:
Prepaid expenses	21,459	(30,954)
Accounts payable	3,088,220	(42,826)
Accrued expenses	10,000	-
Accrued expenses - related party	(110,000)	90,000
Net cash used in operating activities	(587,902)	(552,659)

Cash Flows from Financing Activities:
Proceeds from note payable issued to related party	400,000	-
Net cash provided by financing activities	400,000	-

Net change in cash and cash equivalents	(187,902)	(552,659)

Cash and cash equivalents- beginning of the period	561,434	1,219,822
Cash and cash equivalents - end of the period	$373,532	$667,163

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$3,321,000	$2,569,800

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

All activities through September 30, 2018 relate to the Company’s formation and the initial public offering (the “initial public offering”) and, since the closing of the initial public offering, a search for a business combination candidate described below. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

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

Upon the closing of the initial public offering and private placement on November 1, 2016, $552 million from the net proceeds of the sale of the units in the initial public offering and the private placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”). The funds in the Trust Account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with maturities of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the funds in the Trust Account as described below.

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the outstanding Class A ordinary shares sold in the initial public offering (“public shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of a business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a business combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders are entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These public shares will be recorded at a redemption value and classified as temporary equity upon the completion of the initial public offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a business combination and a majority of the shares voted are voted in favor of the business combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its second amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a business combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a business combination, the initial shareholders (as defined below) have agreed to vote their Class B ordinary shares (“founder shares”) and any public shares purchased during or after the initial public offering in favor of a business combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

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

On October 30, 2018, the Company held an extraordinary general meeting (the “extraordinary meeting”) to extend the date by which the Company has to consummate a business combination (the “Combination Period”) from November 1, 2018 to May 1, 2019 (the “Extension”). In connection with the Extension, an aggregate of 34,011,538 Class A ordinary shares were redeemed. As a result, the Company paid approximately $347.9 million out of the Trust Account for the redemptions.

If the Company is unable to complete a business combination by May 1, 2019, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial shareholders have agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a business combination within the Combination Period. However, if the initial shareholders should acquire public shares in or after the initial public offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a business combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a business combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Company’s public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent public accountants) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable. This liability will not apply with respect to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) or to any claims under the Company’s indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor must indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s registered independent public accounting firms), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Commencing on November 14, 2016, holders of the Units may elect to separately trade the Class A ordinary shares and warrants included in such units. The Class A ordinary shares and warrants that are separated trade on The Nasdaq Capital Market (“Nasdaq”) under the symbols “GTYH” and “GTYHW,” respectively. Units that are not separated continue to trade on Nasdaq under the symbol “GTYHU.”

On September 12, 2018, the Company entered into the following agreements:

(1)	an Agreement and Plan of Merger (the “GTY Agreement”) with GTY Technology Holdings Inc., a newly formed Massachusetts corporation and a wholly-owned subsidiary of the Company (“New GTY”), and GTY Technology Merger Sub, Inc., a newly formed wholly-owned subsidiary of New GTY (“GTY Merger Sub”);
(2)	an Arrangement Agreement with Bonfire Interactive Ltd. (“Bonfire”), 1176370 B.C. Unlimited Liability Company (“Callco”), 1176363 B.C. Ltd. (“Exchangeco”) and the Bonfire Holders’ Representative named therein (the “Bonfire Agreement” and the transactions contemplated by the Bonfire Agreement, the “Bonfire Transaction”);
(3)	an Agreement and Plan of Merger with CityBase, Inc. (“CityBase”), New GTY, GTY CB Merger Sub, Inc. (“CityBase Merger Sub”) and Shareholder Representative Services LLC (the “CityBase Agreement” and the transactions contemplated by the CityBase Agreement, the “CityBase Transaction”);
(4)	an Agreement and Plan of Merger with eCivis Inc. (“eCivis”), GTY EC Merger Sub, Inc. (“eCivis Merger Sub”) and the eCivis Holders’ Representative named therein (the “eCivis Agreement” and the transactions contemplated by the eCivis Agreement, the “eCivis Transaction”);
(5)	an Agreement and Plan of Merger with Open Counter Enterprises Inc. (“OpenCounter”), GTY OC Merger Sub, Inc. (“OpenCounter Merger Sub”) and Shareholder Representative Services LLC (the “OpenCounter Agreement” and the transactions contemplated by the OpenCounter Agreement, the “OpenCounter Transaction”);
(6)	a Share Purchase Agreement with Questica Inc. and Questica USCDN Inc. (together, “Questica”), Exchangeco and each of the Questica Holders named therein (the “Questica Agreement” and the transactions contemplated by the Questica Agreement, the “Questica Transaction”); and
(7)	a Unit Purchase Agreement with Sherpa Government Solutions LLC (“Sherpa”), the holders of the issued and outstanding shares of capital stock of Sherpa (“Sherpa Units”) named therein (the “Sherpa Holders”) and the Sherpa Holders’ Representative named therein (the “Sherpa Agreement” and the transactions contemplated by the Sherpa Agreement, the “Sherpa Transaction”).

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Bonfire, CityBase, eCivis, OpenCounter, Questica and Sherpa are collectively referred to herein as the “Targets.” The Bonfire Agreement, CityBase Agreement, eCivis Agreement, OpenCounter Agreement, Questica Agreement, Sherpa Agreement and GTY Agreement are collectively referred to herein as the “Transaction Documents.” The transactions contemplated by the Transaction Documents are collectively referred to herein as the “Merger.”

In connection with the Merger, the Company and the Targets will become direct or indirect wholly-owned subsidiaries of New GTY. Under the terms of the Transaction Documents, subject to customary adjustments as provided therein, the Company has agreed to acquire the Targets for total aggregate base consideration of up to $365 million payable in cash and stock, plus aggregate earn-outs of up to $132 million payable in cash and stock (Note 8).

Liquidity and Going Concern Consideration

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 1, 2019.

As of September 30, 2018, the Company had a balance of cash of approximately $374,000, which excludes interest income of approximately $11.7 million from the Company's investments in the Trust Account which is available to the Company for tax obligations, if any, and a working capital deficit of approximately $3.1 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company may have insufficient funds available to operate its business through the earlier of the consummation of a Business Combination or May 1, 2019. Following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. The Company's plans to raise capital or to consummate the initial Business Combination may not be successful. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018, or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2018.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the initial public offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a business combination. As of September 30, 2018 and December 31, 2017, cash and marketable securities, are classified as trading securities, held in the Trust Account consisted of approximately $563.7 million and $556.7 million in U.S. Treasury Bills and approximately $1,500 and $1,000 in cash, respectively. At September 30, 2018 and December 31, 2017, there was approximately $11.7 million and $4.8 million, respectively, of interest income held in the Trust Account available to be released to the Company to pay income taxes and up to $100,000 to pay dissolution expenses, if any.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2018 and December 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC  Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, an aggregate of 53,627,719 and 53,295,619 Class A ordinary shares subject to possible redemption at redemption value at September 30, 2018 and December 31, 2017, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s accompanying condensed balance sheets.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income(Loss) per Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 53,627,719 and 53,166,582 Class A ordinary shares subject to possible redemption at September 30, 2018 and 2017, respectively, have been excluded from the calculation of basic income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 53,627,719 Class A ordinary shares subject to possible redemption at September 30, 2018 have been excluded from the calculation of basic and diluted loss per ordinary share since such ordinary Shares, if redeemed, only participate in their pro rata share of the earnings in the Trust Account. The Company has not considered the effect of the warrants sold in the initial public offering (including the consummation of the over-allotment) and private placement to purchase an aggregate of 27,093,334 shares of the Company’s class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2018 and December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2018 and December 31, 2017, the recorded values of cash and cash equivalents, cash and cash equivalents held in the Trust Account, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders' equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On August 8, 2018, the Company issued a convertible note (“Convertible Note”) to the Sponsor, pursuant to which the Sponsor agreed to provide a $1 million Working Capital Loan to the Company. The Convertible Note does not bear interest and the Sponsor has agreed to waive all unpaid principal under the Convertible Note until the earlier of May 1, 2019 and the consummation of the initial business combination. The Sponsor will have the option to convert any amounts outstanding under the Convertible Note, up to $1 million in the aggregate, into warrants of the post-business combination entity to purchase Class A ordinary shares at a conversion price of $1.50 per warrant. The terms of such warrants will be identical to the private placement warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. Under the Convertible Note, the Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. As of September 30, 2018, the Company had borrowed $400,000 under the Convertible Note.

Except for the foregoing and other than the Convertible Note, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Any additional Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. If the Proposed Amended Warrant Agreement (as defined in Note 8) is approved, the conversion feature under the Working Capital Loans will become worthless.

Administrative Service Fee

The Company agreed to reimburse the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services through the earlier of the Company’s consummation of a business combination and its liquidation. The Company recognized $30,000 and $90,000 for each of the three and nine months ended September 30, 2018 and 2017, respectively in connection with this agreement in the accompanying condensed statements of operations. The Company paid an aggregate of $200,000 in administrative fees to the Sponsor in August 2018. As of September 30, 2018 and December 31, 2017, the Company had a total of $30,000 and $140,000, respectively, in administrative fees payable to the Sponsor.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6. Shareholders’ Equity

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2018 and December 31, 2017, there were 55,200,000 Class A ordinary shares issued and outstanding, including 53,627,719 and 53,295,619 shares of Class A ordinary shares subject to possible redemption, respectively.

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

As of September 30, 2018 and December 31, 2017, the Company had 13,800,000 Class B ordinary shares issued and outstanding.

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At September 30, 2018 and December 31, 2017, there were no preferred shares issued or outstanding.

Warrants - The public warrants may only be exercised for a whole number of shares. No fractional public warrants will be issued upon separation of the units and only whole public warrants will trade. The public warrants will become exercisable on the later of  (a) 30 days after the completion of a business combination or (b) 12 months from the closing of the initial public offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the public warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their public warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a business combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the public warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the public warrants in accordance with the provisions of the warrant agreement governing the Company’s warrants (the “Warrant Agreement”). If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The public warrants will expire five years after the completion of a business combination or earlier upon redemption or liquidation.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company may call the public warrants for redemption (except with respect to the private placement warrants):

•	in whole and not in part
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption; and
•	if, and only if, the last reported closing price of the ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2018	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and U.S. Treasury Bills	$563,736,096	$-	$-

December 31, 2017	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and U.S. Treasury Bills	$556,817,512	$-	$-

Approximately $1,500 and $1,000 of the balance in the Trust Account was held in cash as of September 30, 2018 and December 31, 2017, respectively.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8. Merger Agreement

On September 12, 2018, the Company entered into Transaction Documents with six Targets: Bonfire, CityBase, eCivis, OpenCounter, Questica, and Sherpa. At the closing of the Merger (“Closing”), GTY Merger Sub will merge with and into the Company (the “GTY Merger”), with the Company surviving the GTY Merger as a direct, wholly-owned subsidiary of New GTY. As a result of the GTY Merger, all of the issued and outstanding ordinary shares of the Company will be exchanged for an equal number of shares of common stock, par value $0.0001 per share, of New GTY (“New GTY common stock”), and, if the proposed amendment to the Warrant Agreement (“Proposed Amended Warrant Agreement”) described below is not approved, all of the outstanding warrants to purchase ordinary shares of the Company will become exercisable to purchase an equal number of shares of New GTY common stock on the existing terms and conditions of such warrants in accordance with the terms of such warrants (the “New GTY warrants”).

On October 31, 2018, the Company entered into amendments to each of the Transaction Documents (the “Amendments”) with the Targets to, among other things, (i) provide that the Necessary Cash Amount (as defined in each Transaction Document) may be met by aggregating (x) amounts held in the Company’s Trust Account established in connection with the its initial public offering and (y) any other immediately available funds made available to the Company at the Closing, including through the issuance of debt or equity securities by the Company pursuant to definitive agreements entered into on or before January 18, 2019, so long as obtaining such funds pursuant to such agreements would not have a material adverse effect on the price of the Company’s common stock or on the creditworthiness of the Company and its subsidiaries taken as a whole (“Alternative Financing Sources”); (ii) provide that a Target may not terminate its respective Transaction Document due to a breach by the Company of any representation, warranty, covenant or agreement arising from the entry into or consummation of an agreement with an Alternative Financing Source; and (iii) amend the termination right in the event that, following redemptions of the Company’s ordinary shares in connection with the Merger, the aggregate amount of cash or cash equivalents in the Trust Account and/or available from Alternative Financing Sources is less than the Necessary Cash Amount, to provide that such right may not be exercised prior to January 18, 2019.

The closing of each of the transactions contemplated by the Transaction Documents are expected to occur simultaneously with the closing of the GTY Merger. In addition, after the GTY Merger and prior to the effective time of the transactions contemplated by the Transaction Documents, the Company will assign all of its rights, interests and obligations under the Transaction Documents to New GTY.

Proposed Amended Warrant Agreement

In connection with the Merger, the Company expects to seek the approval of its public warrant holders to amend the Warrant Agreement so that, upon the closing of the Merger, each of its outstanding whole public warrants will be exchanged for cash in the amount of $2.00 per whole public warrant, and each of its outstanding private placement warrants will be exchanged for cash in the amount of $0.75 per private placement warrant. Approval of the Proposed Amended Warrant Agreement requires the affirmative vote of holders of 50% of the Company’s public warrants. Approval of the amendment to the warrant agreement is not a condition to the Closing.

Bonfire Agreement

Pursuant to the Bonfire Agreement, upon the terms and subject to the conditions set forth therein, at the closing of the Bonfire Transaction (the “Bonfire Closing”), Callco and Exchangeco will acquire all of the issued and outstanding shares of Bonfire, such that Bonfire will become an indirect, wholly-owned subsidiary of New GTY.

Consideration

Upon consummation of the Bonfire Transaction, New GTY will (i) pay the holders of Bonfire capital stock (“Bonfire Holders”) an aggregate of up to $49,000,000 in cash, subject to certain customary adjustments contained in the Bonfire Agreement, including an increase for cash and a reduction for indebtedness of Bonfire and its subsidiaries at the time of the Bonfire Closing, and (ii) issue to the Bonfire Holders a number of shares of New GTY common stock or a number of exchangeable shares in the capital of Bonfire Exchangeco with an aggregate fair market value equal to $49,000,000.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, Bonfire Holders may receive, following the Bonfire Closing and based on Bonfire’s revenues and EBIT for the fiscal years ended December 31, 2019 and 2020, respectively, earn-out payments in an aggregate amount not to exceed $10,000,000, payable 50% in cash and 50% in New GTY common stock (the “Bonfire Earn-out Shares”). The Company has agreed to file a registration statement on Form S-3 covering the resale of any Bonfire Earn-out Shares.

Representations, Warranties and Covenants

The parties to the Bonfire Agreement have made customary representations, warranties and covenants in the Bonfire Agreement, including, among others, covenants with respect to the conduct of Bonfire during the period between execution of the Bonfire Agreement and the Bonfire Closing.

Conditions to Closing

The Bonfire Closing is subject to certain conditions, including, among others, (i) approval by the Company’s shareholders of, among other things, the Bonfire Agreement and the Bonfire Transaction; (ii) the redemption of any of the Company’s ordinary shares in connection with the Merger will have been completed and the Company will have no less than $325,000,000 (the “Bonfire Necessary Cash Amount”) in the Company’s or from Alternative Financing Sources following any such redemptions and the payment of any expenses related to the Bonfire Transaction; (iii) certain Bonfire Holders will have delivered to the Company a duly executed lock-up agreement in the form attached to the Bonfire Agreement; (iv) no more than 5% of the shares of Bonfire capital stock issued and outstanding immediately prior to the effective time of the Bonfire Transaction will be Cash-out Shares (as defined in the Bonfire Agreement); and (v) the transactions contemplated by the other Transaction Documents will have closed or will close substantially simultaneously with the Bonfire Closing.

Termination

The Bonfire Agreement may be terminated under certain circumstances, including, among others: (i) by mutual written consent of each party; (ii) by either the Company or Bonfire if the Bonfire Closing has not occurred on or before 5:00 p.m. Eastern Time on March 31, 2019; provided, however, that the right to terminate the Bonfire Agreement under this provision will not be available to any party whose failure to fulfill, or whose affiliate’s failure to fulfill on its behalf, any material obligation or condition under the Bonfire Agreement has been the cause of, or resulted in, the failure of the Bonfire Closing to occur on or before such date; (iii) by either the Company or Bonfire if the Company’s shareholders have not approved the Bonfire Agreement and the Bonfire Transaction; (iv) on or after January 18, 2019, by either the Company or Bonfire if, following the redemption of any of the Company’s ordinary shares in connection with the Merger, the aggregate amount of cash or cash equivalents in the Trust Account and from Alternative Financing Sources is less than the Bonfire Necessary Cash Amount; and (v) by the Company if voting and support agreements representing no less than two-thirds of Bonfire’s capital stock, two-thirds of Bonfire’s options and two-thirds of Bonfire’s warrants have not been executed and delivered to the Company by 3:45 p.m. Eastern Time on the second business following the Bonfire Closing or if such voting and support agreements fail to be in full force and effect.

CityBase Agreement

Pursuant to the CityBase Agreement, upon the terms and subject to the conditions set forth therein, at the closing of the CityBase Transaction (the “CityBase Closing”), among other things, CityBase Merger Sub will merge with and into CityBase, with CityBase surviving the merger as a direct, wholly-owned subsidiary of New GTY.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Consideration

Upon consummation of the CityBase Transaction, New GTY will pay the holders of CityBase capital stock and vested CityBase options (“CityBase Holders”) $100,000,000 in cash, subject to certain customary adjustments contained in the CityBase Agreement, including an increase for cash and a reduction for indebtedness of CityBase at the time of the CityBase Closing; provided that certain key executives of CityBase shall receive 20% of their per share cash consideration in shares of New GTY common stock in lieu of cash.

In addition, certain CityBase Holders may receive, following the CityBase Closing and upon CityBase’s trailing twelve-month net revenue exceeding $37,000,000 on or prior to December 31, 2048, an earn-out payment equal to a number of shares (the “CityBase Earn-out Shares”), or cash value thereof, of New GTY common stock calculated by dividing $60 million by: (i) $10.00 if the CityBase Earn-out Threshold (as defined in the CityBase Agreement) is met on or prior to December 31, 2021 or (ii) the greater of (x) $10.00 or (y) the volume-weighted average closing price for the shares of New GTY common stock for the 30 trading days immediately preceding the payment date if the CityBase Earn-out Threshold is met after December 31, 2021; provided that certain CityBase Holders will receive their respective pro-rata portion of the earn-out payment in cash at the CityBase Closing in lieu of shares of New GTY common stock.

The Company has agreed to use commercially reasonable efforts file a registration statement on Form S-3 covering the resale of any CityBase Earn-out Shares.

Representations, Warranties and Covenants

The parties to the CityBase Agreement have made customary representations, warranties and covenants in the CityBase Agreement, including, among others, covenants with respect to the conduct of CityBase during the period between execution of the CityBase Agreement and the CityBase Closing.

Conditions to Closing

The CityBase Closing is subject to certain conditions, including, among others, (i) approval by the Company’s shareholders of, among other things, the CityBase Agreement, the CityBase Transaction and the other proposals set forth in the proxy statement/prospectus on Form S-4 relating to the Merger; (ii) the redemption of any of the Company’s ordinary shares in connection with the Merger will have been completed and the Company will have no less than $325,000,000 in the Trust Account or from Alternative Financing Sources following any such redemptions and the payment of any expenses related to the CityBase Transaction (the “CityBase Necessary Cash Amount”); (iii) certain key executives of CityBase will have delivered to the Company a duly executed lock-up agreement and a letter of transmittal, each in the form attached to the CityBase Agreement; (iv) no more than 5% of the shares of CityBase capital stock issued and outstanding immediately prior to the effective time of the CityBase Transaction will be held by CityBase Holders dissenting from the CityBase Transaction and requiring appraisal of such shares; (v) the CityBase Holders entitled to approve and adopt the CityBase Agreement will have approved and adopted the CityBase Agreement pursuant to a written consent by 5:00 p.m. Eastern Time on the date after the date of the CityBase Agreement (the “CityBase Holder Consent”); and (vi) the transactions contemplated by the other Transaction Documents will have closed or will close substantially simultaneously with the CityBase Closing.

Termination

The CityBase Agreement may be terminated under certain circumstances, including, among others: (i) by mutual written consent of the Company and CityBase; (ii) by either the Company or CityBase if the CityBase Closing has not occurred on or before 5:00 p.m. Eastern Time on March 31, 2019; provided, however, that the right to terminate the CityBase Agreement under this provision will not be available to any party whose failure to fulfill, or whose affiliate’s failure to fulfill on its behalf, any material obligation or condition under the CityBase Agreement has been the cause of, or resulted in, the failure of the CityBase Closing to occur on or before such date; (iii) by the Company or CityBase if the Company’s shareholders have not approved the CityBase Agreement, the CityBase Transaction and the other proposals set forth in the proxy statement/prospectus on Form S-4 relating to the Merger; (iv) on or after January 18, 2019, by either the Company or CityBase if, following the redemption of any of the Company’s ordinary shares in connection with the Merger, the aggregate amount of cash or cash equivalents in the Trust Account and from Alternative Financing Sources is less than the CityBase Necessary Cash Amount; (v) by the Company if the CityBase Holder Consent is not executed and delivered to the Company by 5:00 p.m. Eastern Time on the day after the date of the CityBase Agreement; or (vi) by the Company if the balance of a certain binding financing transaction of the Company has not been funded by October 15, 2018. In the event the CityBase Agreement is terminated under specified circumstances, subject to certain exceptions, the Company will promptly reimburse up to 50% of the transaction expenses of CityBase, up to a maximum of $400,000.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Letter Agreements

On October 10, 2018, in connection with the CityBase Transaction, the Company entered into letter agreements (the “Letter Agreements”) with certain investors in CityBase who purchased an aggregate of $7.95 million of CityBase's Series C preferred Stock in August 2018 (the “Investors”). Pursuant to the Letter Agreements, the Company will deliver to each Investor at the closing of the CityBase Transaction an amount of cash equal to its pro rata portion (based on such Investor’s ownership of the fully diluted equity of CityBase) of the earnout amount contemplated by the CityBase Agreement (the “Earnout Payment”).

Upon receipt of the Earnout Payment, each Investor will have the right, but not the obligation, to purchase the number of shares of New GTY common stock  equal to the Earnout Payment divided by $10.00. Each Investor will be entitled to certain registration rights with respect to any shares of New GTY common stock issued pursuant to the Letter Agreements. The Company has also agreed to use commercially reasonable efforts to file a registration statement with the SEC covering the resale of any shares of New GTY common stock issued pursuant to the Letter Agreements within seven days after the Closing.

eCivis Agreement

Pursuant to the eCivis Agreement, upon the terms and subject to the conditions set forth therein, at the closing of the eCivis Transaction (the “eCivis Closing”), eCivis Merger Sub will merge with and into eCivis, with eCivis surviving the merger as a direct, wholly-owned subsidiary of New GTY.

Consideration

Upon consummation of the eCivis Transaction, New GTY will (i) pay the holders of eCivis capital stock (“eCivis Holders”) an aggregate of up to $30,000,000 in cash, subject to certain customary adjustments contained in the eCivis Agreement, including an increase for cash and a reduction for indebtedness of eCivis at the time of the eCivis Closing, and (ii) issue to the eCivis Holders a number of shares of New GTY common stock with an aggregate fair market value equal to $20,000,000 based on the volume weighted average price of the Company’s ordinary shares for the 30 trading days immediately prior to the eCivis Closing.

In addition, eCivis Holders may receive, following the eCivis Closing and based on eCivis’s revenues and EBITDA for the year ended December 31, 2020, an earn-out payment equal to a number of New GTY common stock with a value of up to $50,000,000 on the date of issuance (the “eCivis Earn-out Shares”). The Company has agreed to use commercially reasonable efforts file a registration statement on Form S-3 covering the resale of any eCivis Earn-out Shares and the other shares to be issued in connection with the eCivis Closing.

Representations, Warranties and Covenants

The parties to the eCivis Agreement have made customary representations, warranties and covenants in the eCivis Agreement, including, among others, covenants with respect to the conduct of eCivis during the period between execution of the eCivis Agreement and the eCivis Closing.

Conditions to Closing

The eCivis Closing is subject to certain conditions, including, among others, (i) approval by the Company’s shareholders of, among other things, the eCivis Agreement and the eCivis Transaction; (ii) the redemption of any of the Company’s ordinary shares in connection with the Merger will have been completed and the Company will have no less than $325,000,000 in the Trust Account or from Alternative Financing Sources following any such redemptions and the payment of any expenses related to the eCivis Transaction (the “eCivis Necessary Cash Amount”); (iii) each eCivis Holder will have delivered to the Company a duly executed lock-up agreement in the form attached to the eCivis Agreement; (iv) no more than 5% of the shares of eCivis capital stock issued and outstanding immediately prior to the effective time of the eCivis Transaction (the “eCivis Shares”) will be held by eCivis Holders dissenting from the eCivis Transaction and requiring appraisal of such shares; (v) no more than 5% of the eCivis Shares will be Cash-out Shares (as defined in the eCivis Agreement); (vi) the eCivis Holders entitled to approve and adopt the eCivis Agreement will have approved and adopted the eCivis Agreement pursuant to a written consent by 12:00 p.m. Eastern Time on the date after the date of the eCivis Agreement; and (vii) the transactions contemplated by the other Transaction Documents will have closed or will close substantially simultaneously with the eCivis Closing.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Termination

The eCivis Agreement may be terminated under certain circumstances, including, among others: (i) by mutual written consent of each party; (ii) by either the Company or eCivis if the eCivis Closing has not occurred on or before 5:00 p.m. Eastern Time on March 31, 2019; provided, however, that the right to terminate the eCivis Agreement under this provision will not be available to any party whose failure to fulfill, or whose affiliate’s failure to fulfill on its behalf, any material obligation or condition under the eCivis Agreement has been the cause of, or resulted in, the failure of the eCivis Closing to occur on or before such date; (iii) by either the Company or eCivis if the Company’s shareholders have not approved the eCivis Agreement and the eCivis Transaction; (iv) on or after January 18, 2019, by either the Company or eCivis if, following the redemption of any of the Company’s ordinary shares in connection with the Merger, the aggregate amount of cash or cash equivalents in the Trust Account and from Alternative Financing Sources is less than the eCivis Necessary Cash Amount; and (v) by the Company if the written consent of eCivis Holders to approve and adopt the eCivis Agreement is not executed and delivered to the Company by 12:00 p.m. Eastern Time on the day after the date of the eCivis Agreement. In the event the eCivis Agreement is terminated, subject to certain exceptions, the Company will promptly reimburse up to 50% of the transaction expenses of eCivis up to a maximum of $400,000.

OpenCounter Agreement

Pursuant to the OpenCounter Agreement, upon the terms and subject to the conditions set forth therein, at the closing of the OpenCounter Transaction (the “OpenCounter Closing”), OpenCounter Merger Sub will merge with and into OpenCounter, with OpenCounter surviving the merger as a direct, wholly-owned subsidiary of New GTY.

Consideration

Upon consummation of the OpenCounter Transaction, New GTY will pay the holders of OpenCounter capital stock (“OpenCounter Holders”) an aggregate of up to (i) $14,500,000 in cash, subject to certain customary adjustments contained in the OpenCounter Agreement, including an increase for cash and a reduction for indebtedness of OpenCounter at the time of the OpenCounter Closing, and (ii) 1,450,000 shares of New GTY common stock, less the any shares payable to OpenCounter Holders dissenting from the OpenCounter Transaction and requiring appraisal of their shares.

Representations, Warranties and Covenants

The parties to the OpenCounter Agreement have made customary representations, warranties and covenants in the OpenCounter Agreement, including, among others, covenants with respect to the conduct of OpenCounter during the period between execution of the OpenCounter Agreement and the OpenCounter Closing.

Conditions to Closing

The OpenCounter Closing is subject to certain conditions, including, among others, (i) approval by the Company’s shareholders of, among other things, the OpenCounter Agreement, the OpenCounter Transaction and the other proposals set forth in the proxy statement/prospectus on Form S-4 relating to the Merger; (ii) that the redemption of any of the Company’s ordinary shares in connection with the Merger will have been completed and the Company will have no less than $325,000,000 in the Trust Account or from Alternative Financing Sources following any such redemptions and the payment of any expenses related to the OpenCounter Transaction (the “OpenCounter Necessary Cash Amount”); (iii) that each OpenCounter Holder will have delivered to the Company a duly executed lock-up agreement in the form attached to the OpenCounter Agreement; (iv) that no more than 5% of the shares of OpenCounter capital stock issued and outstanding immediately prior to the effective time of the OpenCounter Transaction (“OpenCounter Shares”) will be held by OpenCounter Holders dissenting from the OpenCounter Transaction and requiring appraisal of such shares; (v) that no more than 5% of the OpenCounter Shares will be Cash-Out Shares (as defined in the OpenCounter Agreement); (vi) the approval and adoption of the OpenCounter Agreement by the Founders (as defined in the OpenCounter Agreement) pursuant to a written consent no later than 12:00 p.m. Eastern Time on the date after the date of the OpenCounter Agreement (the “OpenCounter Holder Consent”); and (vii) the transactions contemplated by the other Transaction Documents will have closed or will close substantially simultaneously with the OpenCounter Closing.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Termination

The OpenCounter Agreement may be terminated under certain circumstances, including, among others: (i) by mutual written consent of each party; (ii) by either the Company or OpenCounter if the OpenCounter Closing has not occurred on or before 5:00 p.m. Eastern Time on March 31, 2019; provided, however, that the right to terminate the OpenCounter Agreement under this provision will not be available to any party whose failure to fulfill, or whose affiliate’s failure to fulfill on its behalf, any material obligation or condition under the OpenCounter Agreement has been the cause of, or resulted in, the failure of the OpenCounter Closing to occur on or before such date; (iii) by either the Company or OpenCounter if the Company’s shareholders have not approved the OpenCounter Agreement, the OpenCounter Transaction and the other proposals set forth in the proxy statement/prospectus on Form S-4 relating to the Merger; (iv) on or after January 18, 2019, by either the Company or OpenCounter if, following the redemption of any of the Company’s ordinary shares in connection with the Merger, the aggregate amount of cash or cash equivalents in the Trust Account and from Alternative Financing Sources is less than the OpenCounter Necessary Cash Amount; and (v) by the Company if the OpenCounter Holder Consent is not executed and delivered to the Company by 12:00 p.m. Eastern Time on the day after the date of the OpenCounter Agreement.

Questica Agreement

Pursuant to the Questica Agreement, upon the terms and subject to the conditions set forth therein, at the closing of the Questica Transaction (the “Questica Closing”), 1176368 B.C. Ltd. (“Questica Exchangeco”), an indirect, wholly-owned subsidiary of the Company, will acquire all of the issued and outstanding shares of Questica, such that Questica will become an indirect, wholly-owned subsidiary of New GTY.

Consideration

Upon consummation of the Questica Transaction, New GTY will (i) pay the holders of Questica capital stock (“Questica Holders”) an aggregate of up to $60,000,000 in cash, subject to certain customary adjustments contained in the Questica Agreement, including an increase for cash and a reduction for indebtedness of Questica at the time of the Questica Closing, and (ii) an aggregate of 2,000,000 Class A Exchangeable Shares in the capital stock of Questica Exchangeco and 1,000,000 Class B Exchangable Shares in the capital stock of Questica Exchangeco, each of which is exchangeable into shares of New GTY company common stock.

Representations, Warranties and Covenants

The parties to the Questica Agreement have made customary representations, warranties and covenants in the Questica Agreement, including, among others, covenants with respect to the conduct of Questica during the period between execution of the Questica Agreement and the Questica Closing.

Conditions to Closing

The Questica Closing is subject to certain conditions, including, among others, (i) approval by the Company’s shareholders of, among other things, the Questica Agreement and the Questica Transaction; (ii) the redemption of any of the Company’s ordinary shares in connection with the Merger will have been completed and the Company will have no less than $325,000,000 in the Trust Account or from Alternative Financing Sources following any such redemptions (the “Questica Necessary Cash Amount”); (iii) each Questica Holder will have delivered to the Company a duly executed lock-up agreement in the form attached to the Questica Agreement; and (iv) the transactions contemplated by the other Transaction Documents will have closed or will close substantially simultaneously with the Questica Closing.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Termination

The Questica Agreement may be terminated under certain circumstances, including, among others: (i) by mutual written consent of each party; (ii) by either the Company or Questica if the Questica Closing has not occurred on or before 5:00 p.m. Eastern Time on March 31, 2019; provided, however, that the right to terminate the Questica Agreement under this provision will not be available to any party whose failure to fulfill, or whose affiliate’s failure to fulfill on its behalf, any material obligation or condition under the Questica Agreement has been the cause of, or resulted in, the failure of the Questica Closing to occur on or before such date; (iii) by either the Company or Questica if the Company’s shareholders have not approved the Questica Agreement and the Questica Transaction; and (iv) on or after January 18, 2019, by the Company if, following the redemption of any of the Company’s ordinary shares in connection with the Merger, the aggregate amount of cash or cash equivalents in the Trust Account and from Alternative Financing Sources is less than the Questica Necessary Cash Amount.

Sherpa Agreement

Pursuant to the Sherpa Agreement, upon the terms and subject to the conditions set forth therein, at the closing of the Sherpa Transaction (the “Sherpa Closing”), the Sherpa Holders will sell to the Company and the Company will purchase from the Sherpa Holders all of the Sherpa Units owned by the Sherpa Holders.

Consideration

Upon consummation of the Sherpa Transaction, New GTY will pay to the Sherpa Holders up to an aggregate of $8,000,000 in cash, subject to certain customary adjustments contained in the Sherpa Agreement, including an increase for cash and a reduction for indebtedness of Sherpa at the time of the Sherpa Closing. In addition, following the Sherpa Closing and based on Sherpa’s revenues for the years ended December 31, 2019 and 2018, the Sherpa Holders may receive, in the aggregate, an earn-out payment equal to a number of shares of New GTY common stock with a value equal to $2,000,000 on the date of issuance (the “Sherpa Earn-out Shares”). The Company has agreed to use commercially reasonable efforts file a registration statement on Form S-3 covering the resale of any Sherpa Earn-out Shares.

Representations, Warranties and Covenants

The parties to the Sherpa Agreement have made customary representations, warranties and covenants in the Sherpa Agreement, including, among others, covenants with respect to the conduct of Sherpa during the period between execution of the Sherpa Agreement and the Sherpa Closing.

Conditions to Sherpa Closing

The Sherpa Closing is subject to certain conditions, including, among others, (i) approval by the Company’s shareholders of, among other things, the Sherpa Agreement, the Sherpa Transaction and the other proposals set forth in the proxy statement/prospectus on Form S-4 relating to the Merger; (ii) the redemption of any of the Company’s ordinary shares in connection with the Merger will have been completed and the Company will have no less than $325,000,000 in the Trust Account or from Alternative Financing Sources following any such redemptions and the payment of any expenses related to the Sherpa Transaction (the “Sherpa Necessary Cash Amount”); (iii) each Sherpa Holder will have delivered to the Company a duly executed lock-up agreement in the form attached to the Sherpa Agreement; and (iv) the transactions contemplated by the other Transaction Documents will have closed or will close substantially simultaneously with the Sherpa Closing.

Termination

The Sherpa Agreement may be terminated under certain circumstances, including, among others: (i) by mutual written consent of each party; (ii) by either the Company or Sherpa if the Closing has not occurred on or before 5:00 p.m. Eastern Time on March 31, 2019; provided, however, that the right to terminate the Sherpa Agreement under this provision will not be available to any party whose failure to fulfill, or whose affiliate’s failure to fulfill on its behalf, any material obligation or condition under the Sherpa Agreement has been the cause of, or resulted in, the failure of the Sherpa Closing to occur on or before such date; (iii) by either the Company or Sherpa if the Company’s shareholders have not approved the Sherpa Agreement and the other proposals set forth in the proxy statement/prospectus on Form S-4 relating to the Merger; and (iv) on or after January 18, 2019, by either the Company or Sherpa if, following the redemption of any of the Company’s ordinary shares in connection with the Merger, the aggregate amount of cash or cash equivalents in the Trust Account and from Alternative Financing Sources is less than the Sherpa Necessary Cash Amount.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events, other than disclosed below, that would have required adjustment or disclosure in the financial statements.

On October 30, 2018, the Company held an extraordinary general meeting to extend the date by which the Company has to consummate a business combination from November 1, 2018 to May 1, 2019. In connection with the Extension, an aggregate of 34,011,538 Class A ordinary shares were redeemed. As a result, the Company paid approximately $347.9 million out of the Trust Account for the redemptions.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

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

All activity through September 30, 2018 relates to our formation and our initial public offering (the “initial public offering”) and, since the closing of the initial public offering, a search for a business combination candidate. The registration statement for our initial public offering was declared effective on October 26, 2016. We consummated the initial public offering of 55,200,000 units, including the issuance of 7,200,000 units as a result of the underwriters’ exercise of their over-allotment option in full (“units” and, the Class A ordinary shares included in the units, the “public shares”) at $10.00 per unit on November 1, 2016, generating gross proceeds of $552 million. We incurred offering costs of approximately $31 million, inclusive of approximately $30.4 million of underwriting fees. We paid $11.04 million of underwriting fees upon the closing of the initial public offering and deferred $19.32 million of underwriting fees until the consummation of the initial business combination.

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

On October 30, 2018, we held an extraordinary general meeting (the “extraordinary meeting”) to extend the date by which we have to consummate a business combination (the “Combination Period”) from November 1, 2018 to May 1, 2019 (the “Extension”). In connection with the Extension, an aggregate of 34,011,538 Class A ordinary shares were redeemed. As a result, we paid approximately $347.9 million out of the Trust Account for the redemptions.

If we are unable to complete an initial business combination by May 1, 2019, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

 On September 12, 2018, we entered into the following agreements:

(1)	an Agreement and Plan of Merger (the “GTY Agreement”) with GTY Technology Holdings Inc., a newly formed Massachusetts corporation and a wholly-owned subsidiary of our company (“New GTY”) and GTY Technology Merger Sub, Inc., a newly formed wholly-owned subsidiary of New GTY;
(2)	an Arrangement Agreement with Bonfire Interactive Ltd. (“Bonfire”), 1176370 B.C. Unlimited Liability Company, 1176363 B.C. Ltd. and the Bonfire Holders’ Representative named therein (the “Bonfire Agreement” and the transactions contemplated by the Bonfire Agreement, the “Bonfire Transaction”);
(3)	an Agreement and Plan of Merger with CityBase, Inc. (“CityBase”), New GTY, GTY CB Merger Sub, Inc. (“CityBase Merger Sub”) and Shareholder Representative Services LLC (the “CityBase Agreement” and the transactions contemplated by the CityBase Agreement, the “CityBase Transaction”);
(4)	an Agreement and Plan of Merger with eCivis Inc. (“eCivis”), GTY EC Merger Sub, Inc. (“eCivis Merger Sub”) and the eCivis Holders’ Representative named therein (the “eCivis Agreement” and the transactions contemplated by the eCivis Agreement, the “eCivis Transaction”);
(5)	an Agreement and Plan of Merger with Open Counter Enterprises Inc. (“OpenCounter”), GTY OC Merger Sub, Inc. (“OpenCounter Merger Sub”) and Shareholder Representative Services LLC (the “OpenCounter Agreement” and the transactions contemplated by the OpenCounter Agreement, the “OpenCounter Transaction”);
(6)	a Share Purchase Agreement with Questica Inc. and Questica USCDN Inc. (together, “Questica”), Exchangeco and each of the Questica Holders named therein (the “Questica Agreement” and the transactions contemplated by the Questica Agreement, the “Questica Transaction”); and
(7)	a Unit Purchase Agreement with Sherpa Government Solutions LLC (“Sherpa”), the holders of the issued and outstanding shares of capital stock of Sherpa (“Sherpa Units”) named therein (the “Sherpa Holders”) and the Sherpa Holders’ Representative named therein (the “Sherpa Agreement” and the transactions contemplated by the Sherpa Agreement, the “Sherpa Transaction”).

Bonfire, CityBase, eCivis, OpenCounter, Questica and Sherpa are collectively referred to herein as the “Targets.” The Bonfire Agreement, CityBase Agreement, eCivis Agreement, OpenCounter Agreement, Questica Agreement, Sherpa Agreement and GTY Agreement are collectively referred to herein as the “Transaction Documents.” The transactions contemplated by the Transaction Documents are collectively referred to herein as the “Merger.”

In connection with the Merger, the Company and the Targets will become direct or indirect wholly-owned subsidiaries of New GTY. Under the terms of the Transaction Documents, subject to customary adjustments as provided therein, we have agreed to acquire the Targets for total aggregate base consideration of up to $365 million payable in cash and stock, plus aggregate earn-outs of up to $132 million payable in cash and stock.

The Merger is subject to certain conditions, including but not limited to an approval our stockholders of the Transaction Documents. The Transaction Documents may also be terminated by either party under certain circumstances.

In connection with the Merger, we expect to seek the approval of our public warrant holders to amend the warrant agreement so that, upon the closing of the Merger, each of our outstanding whole public warrants will be exchanged for cash in the amount of $2.00 per whole public warrant, and each of its outstanding private placement warrants will be exchanged for cash in the amount of $0.75 per private placement warrant. Approval of the Proposed Amended Warrant Agreement requires the affirmative vote of holders of 50% of the Company’s public warrants. Approval of the amendment to the warrant agreement is not a condition to the Closing.

Critical Accounting Policy

Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption at redemption value are presented as temporary equity, outside of the shareholders’ equity section of our accompanying condensed balance sheets.

Liquidity and Capital Resources

Overview

As indicated in the accompanying financial statements, as of September 30, 2018, we had a balance of cash and cash equivalents of approximately $374,000, which excludes interest income of approximately $11.7 million from our investments in the Trust Account which is available to us for tax obligations, if any. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on us. Consequently, income taxes are not reflected in our financial statements.

Through September 30, 2018, our liquidity needs were satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of our Class B ordinary shares (the “founder shares”) to the Sponsor and the net proceeds of the private placement of $13.04 million held outside the Trust Account.

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

On August 8, 2018, our Sponsor agreed to provide up to $1 million Working Capital Loan in the form of a convertible note (the “Convertible Note”). If we complete our initial business combination, we would repay any amounts outstanding under the Convertible Note. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Amounts outstanding under the Convertible Note may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of September 30, 2018, we borrowed $400,000 under the Convertible Note.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. If the proposed amended warrant agreement is approved, the conversion feature under the Working Capital Loans will become worthless.

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

Going Concern Consideration

Our amended and restated memorandum and articles of association, as amended, provides that we have until May 1, 2019 to complete the initial business combination as discussed above. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete the initial business combination by May 1, 2019. In connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 1, 2019.

As of September 30, 2018, we had working capital deficit of approximately $3.1 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Based on the foregoing, we may have insufficient funds available to operate our business through the earlier of the consummation of a Business Combination or May 1, 2019. Following the initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. We cannot be certain that additional funding will be available on acceptable terms, or at all. Our plans to raise capital or to consummate the initial Business Combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Our entire activities since August 11, 2016 (inception) up to September 30, 2018 was in preparation for our initial public offering and, since the closing of the initial public offering, a search for a prospective initial business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2018, we had net loss of approximately $409,000, which consisted of operating expenses of approximately $3.1 million, and offset by interest income from our Trust Account of approximately $2.7 million. Of the operating expenses, approximately $2.9 million was expenses incurred in connection with the Merger.

For the three months ended September 30, 2017, we had net income of approximately $1.3 million, which consisted solely of operating expenses of approximately $144,000 and offset by interest income from our Trust Account of approximately $1.4 million.

For the nine months ended September 30, 2018, we had net income of approximately $3.3 million, which consisted of operating expenses of approximately $3.6 million, and offset by interest income from our Trust Account of approximately $6.9 million. Of the operating expenses, approximately $2.9 million was expenses incurred in connection with the Merger.

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

On August 8, 2018, we issued the Convertible Note to the Sponsor, pursuant to which we may borrow up to $1 million from the Sponsor from time to time. The Convertible Note does not bear interest and our Sponsor has agreed to waive all unpaid principal under the Convertible Note until the earlier of May 1, 2019 and the consummation of the initial business combination. The Sponsor will have the option to convert any amounts outstanding under the Convertible Note, up to $1 million in the aggregate, into warrants of the post-business combination entity to purchase Class A ordinary shares at a conversion price of $1.50 per warrant. The terms of such warrants will be identical to the private placement warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. Under the Convertible Note, the Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. As of September 30, 2018, the Company had borrowed $400,000 under the Convertible Note.

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

Administrative Service Reimbursement

We have agreed to reimburse the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services, through the earlier of our consummation of an initial business combination or our liquidation. We recognized $30,000 and $90,000 for each of the three and nine months ended September 30, 2018 and 2017, respectively, in connection with this agreement in the accompanying statements of operations. We paid an aggregate of $200,000 in administrative fees to the Sponsor in August 2018. As of September 30, 2018 and December 31, 2017, we had a total of $30,000 and $140,000, respectively in administrative fees payable to our Sponsor.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. We anticipate our first presentation of changes in stockholders' equity will be included in our Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018 and December 31, 2017, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In August 2016, the Sponsor purchased 8,625,000 founder shares for an aggregate purchase price of $25,000. On each of October 14 and October 26, 2016, the Company effected a share capitalization resulting in an aggregate of 11,500,000 and 13,800,000 founder shares outstanding, respectively. In October 2016, the Sponsor transferred 25,000 founder shares to each of the Company’s independent director nominees at the same per-share purchase price paid by the Sponsor. Simultaneously with the closing of the initial public offering, the Company consummated the private placement of 8,693,334 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per private placement warrant with the Sponsor, generating gross proceeds of approximately $13.04 million. The sales of the above securities by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

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

On August 8, 2018, we issued the Convertible Note to the Sponsor, pursuant to which we may borrow up to $1 million from the Sponsor from time to time. The Convertible Note does not bear interest and the Sponsor has agreed to waive all unpaid principal under the Convertible Note until the earlier of May 1, 2019 and the consummation of the initial business combination. The Sponsor will have the option to convert any amounts outstanding under the Convertible Note, up to $1 million in the aggregate, into warrants of the post-business combination entity to purchase Class A ordinary shares at a conversion price of $1.50 per warrant. The terms of such warrants will be identical to the private placement warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. Under the Convertible Note, the Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. As of August 8, 2018, $200,000 was drawn under the Convertible Note in satisfaction of the Company’s accrued administrative fees which were payable as of September 30, 2018.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated September 12, 2018, by and among GTY Technology Holdings Inc. (Cayman Islands), GTY Technology Holdings Inc. (Massachusetts) and GTY Technology MergerSub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on September 12, 2018).

2.2	Arrangement Agreement, dated September 12, 2018, by and among Bonfire Interactive Ltd., GTY Technology Holdings Inc., 1176370 B.C. Unlimited Liability Company, 1176363 B.C. Ltd. and the Bonfire Holders’ Representative named therein (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on September 12, 2018).

2.3	Agreement and Plan of Merger, dated September 12, 2018, by and among CityBase, Inc., GTY Technology Holdings Inc. (Cayman Islands), GTY Technology Holdings Inc. (Massachusetts), GTY CB Merger Sub, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on September 12, 2018).

2.4	Agreement and Plan of Merger, dated September 12, 2018, by and among eCivis Inc., GTY Technology Holdings Inc., GTY EC Merger Sub, Inc. and the eCivis Holders’ Representative named therein (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on September 12, 2018).

2.5	Agreement and Plan of Merger, dated September 12, 2018, by and among Open Counter Enterprises Inc., GTY Technology Holdings Inc, OC Merger Sub, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on September 12, 2018).

2.6	Share Purchase Agreement, dated September 12, 2018, by and among Questica Inc., Questica USCDN Inc., GTY Technology Holdings Inc., Fernbrook Homes (Hi-Tech) Limited, 1176368 B.C. Ltd., each of the Questica Holders named therein and the Questica Holders’ Representative named therein (incorporated by reference to Exhibit 2.6 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on September 12, 2018).

2.7	Unit Purchase Agreement, dated September 12, 2018, by and among Sherpa Government Solutions LLC, GTY Technology Holdings Inc., the Sherpa Holders named therein and the Sherpa Holders’ Representative named therein (incorporated by reference to Exhibit 2.7 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on September 12, 2018).

2.8	First Amendment Agreement, dated October 31, 2018, by and among Bonfire Interactive Ltd., GTY Technology Holdings Inc., 1176370 B.C. Unlimited Liability Company, 1176363 B.C. Ltd. and the Bonfire Holders’ Representative named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 5, 2018).

2.9	Amendment No. 1 to Agreement and Plan of Merger, dated October 31, 2018, by and among CityBase, Inc., GTY Technology Holdings Inc. (Cayman Islands), GTY Technology Holdings Inc. (Massachusetts), GTY CB Merger Sub, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 5, 2018).

2.10	Amendment No. 1 to Agreement and Plan of Merger, dated October 31, 2018, by and among eCivis Inc., GTY Technology Holdings Inc., GTY EC Merger Sub, Inc. and the eCivis Holders’ Representative named therein (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 5, 2018).

2.11	Amendment No. 1 to Agreement and Plan of Merger, dated October 31, 2018, by and among Open Counter Enterprises Inc., GTY Technology Holdings Inc, OC Merger Sub, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 5, 2018).

2.12	Amendment No. 1 to Share Purchase Agreement, dated October 31, 2018, by and among Questica Inc., Questica USCDN Inc., GTY Technology Holdings Inc., Fernbrook Homes (Hi-Tech) Limited, 1176368 B.C. Ltd., each of the Questica Holders named therein and the Questica Holders’ Representative named therein (incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 5, 2018).

2.13	Amendment No. 1 to Unit Purchase Agreement, dated October 31, 2018, by and among Sherpa Government Solutions LLC, GTY Technology Holdings Inc., the Sherpa Holders named therein and the Sherpa Holders’ Representative named therein (incorporated by reference to Exhibit 2.6 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 5, 2018).

10.1	Form of Letter Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on October 16, 2018).

10.2	Amendment to Underwriting Agreement, dated as of October 30, 2018, by and among GTY Technology Holdings Inc. and Citigroup Global Markets Inc., as representative of the underwriters (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37931), filed with the SEC on November 5, 2018).

10.3	Letter Agreement, dated as of November 7, 2018, by and between GTY Technology Holdings Inc. and GTY Investors, LLC.

31.1	Certification of Co-Chief Executive Officer (Co-Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer (Co-Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officer (Co-Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer (Co-Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of November, 2018.

GTY TECHNOLOGY HOLDINGS INC.

/s/ William D. Green
Name:	William D. Green
Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

/s/ Harry L. You
Name:	Harry L. You
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

