Form 10-K
period 2018-12-31
GTY Technology Holdings Inc.
filed 2019-03-18
CIK 1682325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-37931

GTY Technology Holdings Inc.

(Exact name of Registrant as specified in its Charter)

Massachusetts	83-2860149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1180 North Town Center Drive, Suite 100 Las Vegas, Nevada	89144
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 945-2898

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	Nasdaq Stock Market LLC
Warrants to purchase Common Stock	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 29, 2018, was approximately $557.52 million based upon the closing sale price of our common stock of $10.10 on that date. As of March 14, 2019, there were 48,520,495 shares of common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

On February 19, 2019 (the “Closing Date”), subsequent to the end of the fiscal year ended December 31, 2018, the fiscal year to which this Annual Report on Form 10-K relates, GTY Technology Holdings Inc. (f/k/a GTY Govtech, Inc.), a Massachusetts corporation (“New GTY”), consummated its previously announced business combination (as defined below), pursuant to which New GTY acquired each of Bonfire Interactive Ltd. (“Bonfire”), CityBase, Inc. (“CityBase”), eCivis Inc. (“eCivis”), Open Counter Enterprises Inc. (“Open Counter”), Questica Inc. and Questica USCDN Inc. (together, “Questica”), and Sherpa Government Solutions LLC (“Sherpa”) (such acquisitions are collectively referred to as the “business combination”). In connection with the closing of the business combination (the “Closing”), pursuant to the Agreement and Plan of Merger (the “GTY Agreement”) between New GTY, GTY Technology Holdings Inc., a Cayman Islands exempted company and former parent of New GTY (“GTY”), and GTY Technology Merger Sub, Inc., a wholly-owned subsidiary of New GTY (“GTY Merger Sub”), GTY Merger Sub merged with and into GTY, with GTY surviving the merger as a direct, wholly-owned subsidiary of New GTY, and in connection therewith New GTY changed its name from GTY Govtech, Inc. to GTY Technology Holdings Inc. (the “GTY Merger”).

As a result of the GTY Merger, all of the issued and outstanding ordinary shares of GTY were exchanged for an equal number of shares of common stock, par value $0.0001 per share, of New GTY (“New GTY common stock”), and all of the outstanding warrants to purchase ordinary shares of GTY are exercisable to purchase an equal number of shares of New GTY common stock on the existing terms and conditions of such warrants in accordance with the terms of such warrants. By operation of Rule 12g-3(a) under the Exchange Act, New GTY is the successor issuer to GTY and has succeeded to the attributes of GTY as the registrant, including GTY’s U.S. Securities and Exchange Commission file number 001-37931 and CIK Code 0001682325.

Except as otherwise expressly provided herein, the information in this Annual Report on Form 10-K does not reflect the consummation of the business combination which, as discussed above, occurred subsequent to the period covered hereunder.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

•	the benefits of the business combination;

•	the future financial performance of the post-combination company following the business combination;

•	changes in the market for our products;

•	expansion plans and opportunities; and

•	other statements preceded by, followed by or that include the words "may," "can," "should," "will," "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" or similar expressions.

These forward-looking statements are based on information available as of the date of this report and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	the risk that the business combination disrupts current plans and operations;

•	the ability to recognize the anticipated benefits of the business combination, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;

•	costs related to the business combination;

•	changes in applicable laws or regulations;

•	the outcome of the New York and California lawsuits involving a subsidiary of New GTY and OpenGov, Inc. and the other parties thereto, as well as any other legal proceedings that may be instituted against New GTY in connection with the business combination;

•	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

•	other risks and uncertainties described under the section of this Annual Report on Form 10-K entitled “Risk Factors” and our other filings with the Securities and Exchange Commission (the “SEC”).

PART I

References in this report to “GTY” refer to GTY Technology Holdings Inc., the reporting company prior to the business combination. References to “New GTY,” “we,” “us” and “our” refer to GTY Technology Holdings Inc., a Massachusetts corporation, the post-combination company and the successor entity to GTY. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GTY Investors, LLC, a Delaware limited liability company.

Item 1. Business.

Introduction

GTY was formed as a blank check company incorporated on August 11, 2016 as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “business combination”). Until the consummation of the business combination, GTY did not engage in any operations nor generated any revenue.

On November 1, 2016, GTY consummated its initial public offering (the “initial public offering”) of 55,200,000 units (the “units”), including the issuance of 7,200,000 units as a result of the underwriters’ exercise of their over-allotment option in full. Each unit consisted of one Class A ordinary share and one-third of one warrant. Each whole warrant entitled the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $552 million. Prior to the consummation of the initial public offering, in August, 2016, the Sponsor purchased 8,625,000 Class B ordinary shares (the “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. On each of October 14 and October 26, 2016, GTY effected a share capitalization resulting in an aggregate of 11,500,000 and 13,800,000 founder shares outstanding, respectively. In October 2016, the Sponsor transferred 25,000 founder shares to each of GTY’s independent director nominees at the same per-share purchase price paid by the Sponsor.

Simultaneously with the closing of the initial public offering, GTY consummated the private placement (“private placement”) of 8,693,334 warrants (“private placement warrants”), each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per private placement warrant, with the Sponsor, generating gross proceeds of approximately $13.04 million.

Upon the closing of the initial public offering and private placement on November 1, 2016, $552 million from the net proceeds of the sale of the units in the initial public offering and the private placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”).

Initially, GTY was required to complete its initial business combination by November 1, 2018, which was 24 months from the closing of its initial public offering. On October 30, 2018, GTY’s shareholders approved a proposal to amend GTY’s second amended and restated memorandum and articles of association to extend the date by which it had to consummate an initial business combination from November 1, 2018 to May 1, 2019. In connection with such proposal, GTY’s public shareholders had the right to elect to redeem their public shares for a per share price, payable in cash, based upon the aggregate amount then on deposit in the trust account. GTY’s public shareholders holding 34,011,538 Class A ordinary shares out of a total of 55,200,000 Class A ordinary shares validly elected to redeem their public shares and, accordingly, after giving effect to such redemptions, the balance in GTY’s Trust Account was approximately $216.8 million.

On February 19, 2019, New GTY consummated the business combination (as defined below), pursuant to which New GTY acquired each of Bonfire Interactive Ltd. (“Bonfire”), CityBase, Inc. (“CityBase”), eCivis Inc. (“eCivis”), Open Counter Enterprises Inc. (“Open Counter”), Questica Inc. and Questica USCDN Inc. (together, “Questica”), and Sherpa Government Solutions LLC (“Sherpa”) (such acquisitions are collectively referred to as the “business combination”). In connection with the closing of the business combination (the “Closing”), pursuant to the Agreement and Plan of Merger (the “GTY Agreement”) between New GTY, GTY Technology Holdings Inc., a Cayman Islands exempted company and former parent of New GTY (“GTY”), and GTY Technology Merger Sub, Inc., a wholly-owned subsidiary of New GTY (“GTY Merger Sub”), GTY Merger Sub merged with and into GTY, with GTY surviving the merger as a direct, wholly-owned subsidiary of New GTY, and in connection therewith New GTY changed its name from GTY Govtech, Inc. to GTY Technology Holdings Inc. (the “GTY Merger”).

Upon the Closing, all outstanding Class A ordinary shares were exchanged on a one-for-one basis for shares of New GTY common stock, and GTY’s outstanding warrants were assumed by New GTY and became exercisable for shares of New GTY common stock on the same terms as were contained in such warrants prior to the business combination. By operation of Rule 12g-3(a) under the Exchange Act, New GTY is the successor issuer to GTY and has succeeded to the attributes of GTY as the registrant, including GTY’s SEC file number 001-37931 and CIK Code 0001682325.

In connection with the business combination, 11,073,040 Class A ordinary shares were redeemed at a per share price of approximately $10.29. Upon the Closing, New GTY had 48,511,028 shares of common stock outstanding.

Upon the Closing, New GTY became a holding company whose assets primarily consist of shares of its wholly owned subsidiaries.

Further information regarding the business combination and GTY is set forth in (i) New GTY's final prospectus, originally filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on January 31, 2019, in connection with New GTY’s Registration Statement on Form S-4 (File No. 333-229189), as supplemented (the “proxy statement/prospectus”) and (ii) New GTY’s Current Report on Form 8-K filed with the SEC on February 19, 2019, as amended by New GTY’s Current Report on Form 8-K12B/A filed with the SEC on March 18, 2019.

Except as otherwise expressly provided below, this report does not reflect the consummation of the business combination which, as discussed above, occurred subsequent to the period covered hereunder.

Employees

As of December 31, 2018 and prior to the business combination, we had three executive officers. These individuals were not obligated to devote any specific number of hours to our matters but they intended to devote as much of their time as they deemed necessary to our affairs until we completed an initial business combination. We had no full-time employees prior to the completion of the business combination.

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

Item 1A. Risk Factors.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Transition Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to New GTY’s Business and Industries

Software- & Technology-Related/Internet-Focused Risk Factors

Cyber-attacks and security vulnerabilities can disrupt New GTY’s business and harm their competitive position.

Threats to IT security can take a variety of forms. Individuals and groups of hackers, and sophisticated organizations including state-sponsored organizations, may take steps that pose threats to New GTY’s clients’ IT. They may develop and deploy malicious software to attack New GTY’s products and services and gain access to New GTY’s networks and data centers, or act in a coordinated manner to launch distributed denial of service or other coordinated attacks. Cyber threats are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. Cyber threats can have cascading impacts that unfold with increasing speed across New GTY’s internal networks and systems and those of their partners and clients. Breaches of New GTY’s network or data security could disrupt the security of New GTY’s internal systems and business applications, impair New GTY’s ability to provide services to New GTY’s clients and protect the privacy of New GTY’s data, result in product development delays, compromise confidential or technical business information harming New GTY’s competitive position, result in theft or misuse of their intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect their business. New GTY’s business policies and internal security controls may not keep pace with these evolving threats.

Disclosure of personally identifiable information and/or other sensitive client data could result in liability and harm New GTY’s reputation.

New GTY stores and processes increasingly large amounts of personally identifiable and other confidential information of New GTY’s clients. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Despite New GTY’s efforts to improve security controls, it is possible that their security controls over personal data, their training of employees on data security, and other practices that New GTY follow may not prevent the improper disclosure of client data that New GTY stores and manages. Disclosure of personally identifiable information and/or other sensitive client data could result in liability and harm New GTY’s reputation.

Data privacy is an evolving area of the law and New GTY’s business may become subject to new and expanding regulations. Application of these new and changing laws to New GTY’s business may increase risks and compliance costs.

Hosting services for some of New GTY’s products and services are dependent upon the uninterrupted operation of data centers.

A material portion of New GTY’s business is provided through software hosting services. These hosting services depend on the uninterrupted operation of data centers and the ability to protect computer equipment and information stored in these data centers against damage that may be caused by natural disaster, fire, power loss, telecommunications or Internet failure, acts of terrorism, unauthorized intrusion, computer viruses, and other similar damaging events. If any of New GTY’s data centers were to become inoperable for an extended period, New GTY might be unable to fulfill their contractual commitments. Although New GTY takes what they believe to be reasonable precautions against such occurrences, it can give no assurance that damaging events such as these will not result in a prolonged interruption of New GTY’s services, which could result in client dissatisfaction, loss of revenue, and damage to New GTY’s business.

New GTY run the risk of errors or defects with new products or enhancements to existing products.

New GTY’s software products and services are complex and may contain errors or defects, especially when first introduced or when new versions or enhancements are released. New GTY cannot assure you that material defects and errors will not be found in the future. Any such defects could result in a loss of revenues, negative publicity or delay market acceptance. New GTY’s license and subscription agreements typically contain provisions designed to limit New GTY’s exposure to potential liability. However, it is possible New GTY may not always successfully negotiate such provisions in their client contracts or the limitation of liability provisions may not be effective due to existing or future federal, state, or local laws, ordinances, or judicial decisions. New GTY cannot assure you that a successful claim could not be made or would not have a material adverse effect on their future operating results.

New GTY must timely respond to technological changes to be competitive.

The market for New GTY’s products is characterized by technological change, evolving industry standards in software technology, changes in client requirements, and frequent new product and service introductions and enhancements. The introduction of products and services embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. As a result, New GTY’s future success will depend, in part, upon New GTY’s ability to enhance existing products and develop and introduce new products and services that keep pace with technological developments, satisfy increasingly sophisticated client requirements, and achieve market acceptance. New GTY cannot assure you that they will successfully identify new product and service opportunities and develop and bring new products and services to market in a timely and cost-effective manner. The products, capabilities, or technologies developed by others could also render New GTY’s products or technologies obsolete or noncompetitive. New GTY’s business may be adversely affected if they are unable to develop or acquire new software products or services or develop enhancements to existing products on a timely and cost-effective basis, or if such new products or services or enhancements do not achieve market acceptance.

New GTY may be unable to protect their proprietary rights.

Many of New GTY’s product and service offerings incorporate proprietary information, trade secrets, know-how, and other intellectual property rights. New GTY rely on a combination of contracts, copyrights, and trade secret laws to establish and protect their proprietary rights in their technology. New GTY cannot be certain that they have taken all appropriate steps to deter misappropriation of their intellectual property. There has also been significant litigation recently involving intellectual property rights. New GTY may be a party to such litigation in the future to protect their proprietary information, trade secrets, know-how, and other intellectual property rights. New GTY cannot assure you that third-parties will not assert infringement or misappropriation claims against one or more of the products or services with respect to current or future products or services. Any claims or litigation, with or without merit, could be time-consuming, costly, and a diversion to management. Any such claims and litigation could also cause product delivery delays, service interruptions or require us to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Therefore, litigation to defend and enforce New GTY’s intellectual property rights could have a material adverse effect on New GTY’s business, regardless of the final outcome of such litigation.

Clients may elect to terminate New GTY’s maintenance contracts and manage operations internally.

It is possible that New GTY’s clients may elect to not renew maintenance contracts for New GTY’s software, trying instead to maintain and operate the software themselves using their perpetual license rights (excluding software applications provided on a hosted or cloud basis). This could adversely affect New GTY’s revenues and profits. Additionally, they may inadvertently allow New GTY’s intellectual property or other information to fall into the hands of third-parties, including their competitors, which could adversely affect their business.

Material portions of New GTY’s business require the Internet infrastructure to be further developed or adequately maintained.

Part of New GTY’s future success depends on the use of the Internet as a means to access public information and perform transactions electronically. This in part requires the further development and maintenance of the Internet infrastructure. Among other things, this further development and maintenance will require a reliable network backbone with the necessary speed, data capacity, security, and timely development of complementary products for providing reliable Internet access and services. If this infrastructure fails to be further developed or be adequately maintained, New GTY’s business would be harmed because users may not be able to access New GTY’s government portals.

Security breaches or unauthorized access to payment information, including credit/debit card data, and/or personal information that New GTY, or their service providers, store, process, use or transmit for their business may harm their reputation, cause service disruptions and adversely affect New GTY’s business and results of operations.

A significant challenge to electronic commerce is the secure transmission of payment information and/or personal information over information technology networks and systems which process, transmit and store electronic information, and manage or support a variety of business processes. The collection, maintenance, use, disclosure, and disposal of payment information and personal information by New GTY’s business is regulated at state and federal levels, and cybersecurity legislation, executive orders and reporting requirements continue to evolve and become more complex. Because New GTY either directly or indirectly through service providers (i) provide the electronic transmission of sensitive and personal information released from and filed with various government entities and (ii) perform online payment and electronic check processing services, New GTY faces the risk of a security breach, whether through system attacks, hacking events, acts of vandalism or theft, malware, viruses, human errors, catastrophes or other unforeseen events that could lead to significant disruptions or compromises of information technology networks and systems or the unauthorized release or use of payment information or personal information. Additionally, vulnerabilities in the security of New GTY’s own internal systems or those of New GTY’s service providers could compromise the confidentiality of, or result in unauthorized access to, personal information of New GTY’s employees.

New GTY rely on encryption and authentication technology purchased or licensed from third parties to provide the security and authentication tools to effectively secure transmission of confidential information, including user credit/debit card information and banking data. Advances in computer capabilities, new discoveries in the field of cryptography, threats that evolve ahead of tools designed to counter them, or other developments may result in the breach or compromise of technology used by them to protect transaction data. Data breaches can also occur as a result of non-technical issues, such as so-called “social engineering.”

Despite the various security measures that New GTY have in place to protect payment and personal information from unauthorized disclosure and to comply with applicable laws and regulations, their information technology networks and systems and those of their third-party vendors and service providers cannot be made completely secure against security incidents. Even the most well protected information, networks, systems, and facilities remain vulnerable to security breaches or disruptions, because (i) the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected for an extended period and (ii) the security methodologies, protocols, systems and procedures used for protection are implemented by humans at each level, and human errors may occur. Accordingly, New GTY may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, or if such measures are implemented, and even if appropriate training is conducted in support of such measures, human errors may still occur. It is impossible for us to entirely mitigate this risk. A party, whether internal or external, who is able to circumvent New GTY’s security measures, or those of their service providers, could misappropriate information, including, but not limited to payment information and personal information, or cause interruptions or direct damage to their partners or their users.

Under payment card rules and New GTY’s contracts with their credit card processors, if there is a breach of payment card information that New GTY stores, processes, or transmits, they could be subject to fines. New GTY could also be liable to partners for costs of investigation, notification, remediation and credit monitoring and for any damages to users under applicable laws or their partner contracts.

In addition, any noncompliance with privacy laws or a security breach involving the misappropriation, loss or other unauthorized access, use or disclosure of payment information or personal information, or other significant disruption involving New GTY’s information technology networks and systems, or those of their service providers (whether or not caused by a breach of their contractual obligations or their negligence), may lead to negative publicity, impair New GTY’s ability to conduct their business, subject us to private litigation and government investigations and enforcement actions and cause us to incur potentially significant liability, damages or remediation costs. It may also cause the governments with whom New GTY contracts to lose confidence in us, any of which may cause the termination or modification of their government contracts and impair their ability to win future contracts. Actual or anticipated attacks and risks affecting us, New GTY’s service providers’ or New GTY’s government partners’ environment may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to train employees, and to engage third-party security experts and consultants. New GTY’s insurance coverage may be insufficient to cover or protect against the costs, liabilities, and other adverse effects arising from a security breach or system disruption. If New GTY fail to reasonably maintain the security of confidential information, they may also suffer significant reputational and financial losses and New GTY’s results of operations, cash flows, financial condition, and liquidity may be adversely affected.

New GTY may be unable to integrate new technologies and industry standards effectively, which may adversely affect their business and results of operations.

New GTY’s future success will depend on their ability to enhance and improve the responsiveness, functionality, and features of their services in accordance with industry standards and to address the increasingly sophisticated technological needs of their customers on a cost-effective and timely basis. New GTY’s ability to remain competitive will depend, in part, on New GTY’s ability to:

•	Enhance and improve the responsiveness, functionality, and other features of the government services they offer;

•	Continue to develop their technical expertise;

•	Develop and introduce new services, applications, and technology to meet changing customer needs and preferences; and

•	Influence and respond to emerging industry standards and other technological changes in a timely and cost-effective manner.

New GTY cannot ensure that they will be successful in responding to the above technological and industry challenges in a timely and cost-effective manner. If they are unable to integrate new technologies and industry standards effectively, New GTY’s business could be harmed.

Public Sector-Related Risk Factors

Selling products and services into the public sector poses unique challenges.

New GTY derive substantially all of their revenues from sales of software and services to state, county, and city governments, other municipal agencies, and other public entities. New GTY expect that sales to public sector clients will continue to account for substantially all of their revenues in the future. New GTY face many risks and challenges associated with contracting with governmental entities, including

•	Resource limitations caused by budgetary constraints, which may provide for a termination of executed contracts due to a lack of future funding;

•	Long and complex sales cycles;

•	Contract payments at times being subject to achieving implementation milestones, and New GTY may have differences with clients as to whether milestones have been achieved;

•	Political resistance to the concept of contracting with third-parties to provide IT solutions;

•	Legislative changes affecting a local government’s authority to contract with third-parties;

•	Varying bid procedures and internal processes for bid acceptance; and

•	Various other political factors, including changes in governmental administrations and personnel.

Each of these risks is outside New GTY’s control. If New GTY fail to adequately adapt to these risks and uncertainties, their financial performance could be adversely affected.

A prolonged economic slowdown could harm New GTY’s operations.

A prolonged economic slowdown or recession could reduce demand for New GTY’s software products and services. Local and state governments may face financial pressures that could in turn affect New GTY’s growth rate and profitability in the future. There is no assurance that local and state spending levels will be unaffected by declining or stagnant general economic conditions, and if budget shortfalls occur, they may negatively impact local and state IT spending and could adversely affect New GTY’s business.

The open bidding process creates uncertainty in predicting future contract awards.

Many governmental agencies purchase products and services through an open bidding process. Generally, a governmental entity will publish an established list of requirements requesting potential vendors to propose solutions for the established requirements. To respond successfully to these requests for proposals, New GTY must accurately estimate their cost structure for servicing a proposed contract, the time required to establish operations for the proposed client, and the likely terms of any other third-party proposals submitted. New GTY cannot guarantee that they will win any bids in the future through the request for proposal process, or that any winning bids will ultimately result in contracts on favorable terms. New GTY’s failure to secure contracts through the open bidding process, or to secure such contracts on favorable terms, may adversely affect their revenue and gross margins.

New GTY will face significant competition from other vendors and potential new entrants into their markets.

New GTY will face competition from a variety of software vendors that offer products and services similar to those offered by us, as well as from companies offering to develop custom software. New GTY expects to compete based on a number of factors, including

•	The breadth, depth, and quality of their product and service offerings;

•	The ability to modify their offerings to accommodate particular clients’ needs;

•	Technological innovation; and

•	Name recognition, reputation and references.

New GTY believe the market is highly fragmented with a large number of competitors that vary in size, product platform, and product scope. New GTY’s competitors will include consulting firms, publicly held companies that focus on selected segments of the public sector market, and a significant number of smaller, privately held companies. Certain competitors have greater technical, marketing, and financial resources than New GTY does. New GTY cannot assure you that such competitors will not develop products or offer services that are superior to New GTY’s products or services or that achieve greater market acceptance.

New GTY will also compete with internal, centralized IT departments of governmental entities, which requires us to persuade the end-user to stop the internal service and outsource to us. In addition, New GTY’s clients and prospective clients could elect to provide information management services internally through new or existing departments, which could reduce the market for New GTY’s services.

New GTY could face additional competition as other established and emerging companies enter the public sector software application market and new products and technologies are introduced. Increased competition could result in pricing pressure, fewer client orders, reduced gross margins, and loss of market share. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third-parties, thereby increasing the ability of their products to address the needs of New GTY’s prospective clients. It is possible that new competitors or alliances may emerge and rapidly gain significant market share. New GTY cannot assure you that they will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon New GTY’s business.

If New GTY is unable to meet the unique challenges involved in contracting with governments and government agencies, New GTY’s business may be harmed.

New GTY’s revenues are generated principally from contracts with state governments and government agencies within a state, and to a lesser extent with federal government agencies, to provide digital government services on behalf of those government entities to complete transactions and distribute public information digitally. New GTY face many risks uniquely associated with government contracting, including:

•	Regulations that govern the fees they collect for many of their services, limiting their control over the level of transaction-based fees they are permitted to retain;

•	The potential need for governments to draft and adopt specific legislation before they can circulate a request for proposal (“RFP”) to which they can respond or before they can otherwise award a contract or provide a new digital service;

•	Unexpected changes in legislation that increase their costs or result in a temporary or permanent suspension of their services;

•	The potential need for changes to legislation authorizing government’s contracting with third parties to receive or distribute public information;

•	Long and complex sales cycles that vary significantly according to each government entity’s policies and procedures;

•	Political resistance to the concept of government agencies contracting with third parties to receive or distribute public information, which has been offered traditionally only by the government agencies and often without charge;

•	Changes in government administrations that could impact existing RFPs, rebids, renewals or extensions; and

•	Government budget deficits and appropriation approval processes and periods, either of which could cause governments to curtail spending on services, including time and materials-based fees for application development or fixed fees for portal management.

New GTY’s ability to grow revenues may be limited by the number of governments and government agencies that choose to provide digital government solutions such as those offered by us and by the finite number of governments with which New GTY may contract for their digital government solutions.

New GTY’s revenues are generated principally from contracts with state governments and government agencies within a state to provide digital government solutions on behalf of those government entities to complete transactions and distribute public information digitally. The growth in New GTY’s revenues largely will depend on government entities adopting solutions such as those offered by us. New GTY cannot ensure that government entities will choose to provide digital government services or continue to provide digital government services at current levels, or that they will provide such services with private assistance or by adopting solutions such as those offered by us. The failure to secure contracts with certain government agencies could result in revenue levels insufficient to support New GTY’s operations on a self-sustained, profitable basis.

New GTY are subject to independent audits as requested by New GTY’s government customers. Deficiencies in New GTY’s performance under a government contract could result in contract termination, reputational damage, or financial penalties.

Each government entity with which New GTY contract for outsourced portal services may have the authority to require an independent audit of their performance and financial management of contracted operations. The scope of audits could include inspections of income statements, balance sheets, fee structures, collections practices, service levels, security practices, and New GTY’s compliance with contract provisions and applicable laws, regulations, and standards. The expansion of New GTY’s operations into new markets and services may further expose us to requirements and potential liabilities under additional statutes and rules that have previously not been relevant to their business. New GTY cannot ensure that a future audit will not find any material performance deficiencies that would result in an adjustment to their revenues and result in financial penalties. Moreover, any consequent negative publicity could harm their reputation among other governments with which they would like to contract. These factors could harm New GTY’s business, results of operations, cash flows, and financial condition.

Risk Factors Relating to Public Companies, Generally

Fluctuations in quarterly revenue could adversely impact New GTY’s operating results and stock price.

New GTY’s revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter for a variety of reasons, including:

•	Prospective clients’ contracting decisions are often made in the last few weeks of a quarter;

•	The size of license transactions can vary significantly;

•	Clients may unexpectedly postpone or cancel procurement processes due to changes in strategic priorities, project objectives, budget, or personnel;

•	Client purchasing processes vary significantly and a client’s internal approval, expenditure authorization, and contract negotiation processes can be difficult and time consuming to complete, even after selection of a vendor;

•	The number, timing, and significance of software product enhancements and new software product announcements by their competitors may affect purchase decisions;

•	New GTY may have to defer revenues under their revenue recognition policies; and

•	Clients may elect subscription-based arrangements, which result in lower software license revenues in the initial year as compared to traditional, on-premise software license arrangements, but generate higher overall subscription-based revenues over the term of the contract.

In each fiscal quarter, New GTY’s expense levels, operating costs, and hiring plans are based to some extent on projections of future revenues and are relatively fixed. If New GTY’s actual revenues fall below expectations, they could experience a reduction in operating results. Also, if actual revenues or earnings for any given quarter fall below expectations, it may lead to a decline in New GTY’s stock price.

Increases in service revenue as a percentage of total revenues could decrease overall margins.

New GTY realizes lower margins on software and appraisal service revenues than on license revenue. The majority of New GTY’s contracts include both software licenses and software services. Therefore, an increase in the percentage of software service and appraisal service revenue compared to license revenue could have a detrimental impact on New GTY’s overall gross margins and could adversely affect operating results.

New GTY’s stock price may be volatile.

The market price of New GTY’s common stock may be volatile. Examples of factors that may significantly impact New GTY’s stock price include:

•	Actual or anticipated fluctuations in their operating results;

•	Announcements of technological innovations, new products, or new contracts by their competitors;

•	Developments with respect to patents, copyrights, or other proprietary rights;

•	Conditions and trends in the software and other technology industries;

•	Adoption of new accounting standards affecting the software industry;

•	Changes in financial estimates by securities analysts; and

•	General market conditions and other factors.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices of technology company stocks and may in the future adversely affect the market price of New GTY’s stock. Sometimes, securities class action litigation is filed following periods of volatility in the market price of a particular company’s securities. New GTY cannot assure you that similar litigation will not occur in the future with respect to us. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect upon New GTY’s financial performance.

New GTY’s financial outlook may not be realized.

From time to time, in press releases and otherwise, New GTY may publish forecasts or other forward-looking statements regarding New GTY’s results, including estimated revenues or earnings. Any forecast of New GTY’s future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and as a matter of course, any number of them may prove to be incorrect. Further, the achievement of any forecast depends on numerous risks and other factors (including those described in this discussion), many of which are beyond New GTY’s control. As a result, New GTY cannot be certain that their performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Current and potential stockholders are cautioned not to base their entire analysis of New GTY’s business and prospects upon isolated predictions, but instead are encouraged to utilize their entire publicly available mix of historical and forward-looking information, as well as other available information regarding us, their products and services, and the software industry when evaluating their prospective results of operations.

Compliance with changing regulation of corporate governance, public disclosure and other regulatory requirements or industry standards may result in additional expenses.

Changing laws, regulations, and standards relating to corporate governance, public disclosure and other regulatory requirements or industry standards, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Telephone Consumer Protection Act, the Sarbanes-Oxley Act of 2002, the Tax Cuts and Jobs Act, new SEC regulations and the Nasdaq Stock Market rules create uncertainty for public companies such as New GTYs’. These laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. New GTY is committed to maintaining adequate and appropriate standards of corporate governance and public disclosure. As a result, New GTY’s efforts to comply with evolving laws, regulations, and standards have resulted in, and certain regulations could continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Further, because of increasing regulation, New GTY’s board members and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, New GTY may have difficulty attracting and retaining qualified board members and executive officers, which could harm their business. If New GTY’s efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities in the laws themselves or related to practice, New GTY’s reputation may be harmed.

New GTY’s quarterly results of operations may be volatile and difficult to predict. If New GTY’s quarterly results of operations, future growth, profitability or dividends fail to meet the expectations of public market analysts or investors, the market price of their common stock may decrease significantly.

New GTY’s future revenues and results of operations may vary significantly from quarter to quarter due to a number of factors, many of which are outside of New GTY’s control, and any of which may harm New GTY’s business. These factors include:

•	the commencement, completion, or termination of contracts during any quarter;

•	the introduction of new services by their competitors;

•	technical difficulties or system downtime affecting the operation of their services;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of their business operations and infrastructure;

•	unexpected changes in federal, state and local legislation that increase New GTY’s costs and/or result in a temporary or permanent decrease in New GTY’s revenues;

•	any federal government shutdown, such as the shutdown which commenced in December 2018, each of which impacts the ability of their customers to purchase New GTY’s products and services;

•	the seasonal use of some of their services, particularly the accessing of motor vehicle driver history records;

•	changes in economic conditions;

•	the result of negative cash flows due to capital investments; and

•	significant charges related to acquisitions.

Due to the factors noted above and the other factors described in these Risk Factors, New GTY’s financial performance in a quarter may be lower than New GTY anticipates and if they are unable to reduce spending in that quarter, their results of operations for that quarter may be harmed. One should not rely on quarter-to-quarter comparisons of New GTY’s results of operations as an indication of future performance. It is possible that in some future periods New GTY’s results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of New GTY’s common stock may decline. In addition, if they fail to meet expectations related to future growth, profitability, dividends or other market expectations, the price of New GTY’s common stock may decline.

Before the business combination, the management of each of the newly acquired companies (collectively, the “Acquirees”) and their independent registered public accounting firms have identified internal control deficiencies, which such managements and independent registered public accounting firms believe constitutes material weaknesses. If New GTY fails to establish and maintain effective internal control over financial reporting in the future, New GTY’s ability to timely and accurately report New GTY’s financial results could be adversely affected.

Each Acquiree was previously a private company and therefore not required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act. Therefore, the Acquirees were not required to make a formal assessment of the effectiveness of its internal control over financial reporting. New GTY is required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting.

Although the Acquirees have not made assessments of the effectiveness of their internal control over financial reporting and did not engage their independent registered public accounting firms to conduct audits of their internal control over financial reporting, in connection with the audits of the Acquirees’ financial statements, each Acquiree’s management and independent registered public accounting firm identified one or more material weaknesses relating to such Acquiree’s internal control over financial reporting under standards established by the Public Company Accounting Oversight Board, or PCAOB. The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.

The material weaknesses identified by the Acquirees and their independent registered public accounting firms included: (i) deficiencies in Bonfire’s period end financial statement close process, (ii) each of CityBase’s, eCivis’s, Open Counter’s and Sherpa’s limited segregation of duties with regard to financial reporting activities such as payroll entry and processing due to the size of their respective accounting departments and (iii) deficiencies in Questica’s period end financial statement close process resulting from, among other things, the preparation of financial statements for the proxy statement/prospectus with a different fiscal year end than its historical fiscal year end.

New GTY is evaluating what resources may be required to remediate the material weaknesses described above, which could result in additional costs. There is no assurance that any measures New GTY may take in the future will be sufficient to remediate the material weaknesses described above or to avoid potential future material weaknesses. If management fails to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, New GTY may not be able to produce timely and accurate financial statements and meet its SEC reporting obligations, which could result in sanctions by Nasdaq or the SEC. This could result in a loss of investor confidence and could lead to a decline in New GTY’s stock price.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our corporate offices at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

On November 19, 2018, GTY, New GTY, Stephen J. Rohleder and Harry L. You commenced a lawsuit against OpenGov, Inc. (“OpenGov”) in the United States District Court for the Southern District of New York captioned GTY Technology Holdings Inc. et al. v. OpenGov, Inc., No. 18-cv-10854 (the “New York Action”). The New York Action asserts declaratory judgment claims seeking declarations that a certain confidentiality agreement between GTY and OpenGov (the “Confidentiality Agreement”) has not been breached, that certain information is not confidential, proprietary and/or trade secret information of OpenGov, and that there is no enforceable agreement between the Company and OpenGov related to an acquisition of OpenGov by the Company. On December 11, 2018, OpenGov moved to dismiss the New York Action or, in the alternative, to stay the New York Action in favor of an action pending in California (discussed below). On January 18, 2019, the plaintiffs in the New York Action cross-moved to enjoin OpenGov's prosecution of the action pending in California. The parties completed briefing on OpenGov's motion to dismiss and the plaintiffs' cross-motion to enjoin on February 22, 2019.

On November 20, 2018, OpenGov commenced a lawsuit against GTY, New GTY, GTY Merger Sub, the Sponsor, LLC, Harry L. You, Stephen J. Rohleder and Does 1-50 in the Superior Court of the State of California in and for the County of San Mateo captioned OpenGov, Inc. v. GTY Technology Holdings Inc. et al., No. 18-cv-06264 (the “California Action”). The California Action asserts claims for breach of contract, inducing breach of contract, fraud, and trade secret misappropriation and seeks relief including monetary damages, a constructive trust, disgorgement, exemplary and punitive damages, attorneys’ fees, costs and expenses, preliminary and permanent injunctive relief, and pre- and post-judgment interest. On November 28, 2018, the defendants in the California Action removed that action to the United States District Court for the Northern District of California (Case No. 18-cv-7198). On November 29, 2018 the defendants in the California Action filed a motion to transfer the California Action to the United States District Court for the Southern District of New York or, in the alternative, to stay the California Action. On January 4, 2019, OpenGov moved to remand the California Action to state court. Also on January 4, 2019, GTY Merger Sub and the Sponsor moved to dismiss the claims against them in the California Action. On February 28, 2019, the United States District Court for the Northern District of California issued an order remanding the action to the Superior Court of the State of California.

We intend to vigorously prosecute the New York Action and vigorously defend against the California Action. We cannot provide you with any assurances as to the outcome of the New York Action or the California Action, or the amount of costs associated with litigating these actions.

Other than the New York Action and the California Action, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and public warrants trade on Nasdaq under the symbols “GTYH” and “GTYHW,” respectively. GTY’s units, Class A ordinary shares and warrants were traded on Nasdaq under the symbols “GTYHU”, “GTYH” and “GTYHW,” respectively, prior to the consummation of the business combination.

Holders

At March 14, 2019, there were 139 holders of record of our common stock and 3 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and GTY did not pay cash dividends prior to the consummation of the business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2018, GTY did not have any equity compensation plans.

Performance Graph

The graph below compares the cumulative total return for GTY’s units from October 27, 2016 (the first day on which GTY’s units began trading) through December 31, 2018 with the comparable cumulative return of two indices: the Nasdaq Composite Index and the Nasdaq 100 Technology Sector Index. The graph assumes $100 invested on October 27, 2016 in each of GTY’s units and the three indices presented.

* $100 invested on October 22, 2016 in stock or index, including reinvestment of dividends.

	10/22/2016	12/31/2016	12/31/2017	12/31/2018
GTY Technology Holdings Inc.	100.00	104.48	102.63	100.50
NASDAQ Composite	100.00	103.20	132.35	127.21
NASDAQ -100 Technology Sector	100.00	103.53	141.50	133.74

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Except as previously disclosed in our Quarterly Reports on Form 10-Q during 2018, we did not sell any securities that were not registered under the Securities Act during the period covered by this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to GTY Technology Holdings Inc. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

Overview

GTY was formed as a blank check company incorporated on August 11, 2016 as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “business combination”). Until the business combination, GTY did not engage in any operations nor generated any revenue.

On November 1, 2016, GTY consummated its initial public offering (the “initial public offering”) of 55,200,000 units (the “units”), including the issuance of 7,200,000 units as a result of the underwriters’ exercise of their over-allotment option in full. Each unit consisted of one Class A ordinary share and one-third of one warrant. Each whole warrant entitled the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $552 million. Prior to the consummation of the initial public offering, in August, 2016, GTY Investors, LLC (the “Sponsor”) purchased 8,625,000 Class B ordinary shares (the “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. On each of October 14 and October 26, 2016, GTY effected a share capitalization resulting in an aggregate of 11,500,000 and 13,800,000 founder shares outstanding, respectively. In October 2016, the Sponsor transferred 25,000 founder shares to each of GTY’s independent director nominees at the same per-share purchase price paid by the Sponsor.

Simultaneously with the closing of the initial public offering, GTY consummated the private placement (“private placement”) of 8,693,334 warrants (“private placement warrants”), each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per private placement warrant, with the Sponsor, generating gross proceeds of approximately $13.04 million.

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

Initially, GTY was required to complete its initial business combination by November 1, 2018, which was 24 months from the closing of its initial public offering. On October 30, 2018, GTY’s shareholders approved a proposal to amend GTY’s second amended and restated memorandum and articles of association to extend the date by which it had to consummate an initial business combination from November 1, 2018 to May 1, 2019. In connection with such proposal, GTY’s public shareholders had the right to elect to redeem their public shares for a per share price, payable in cash, based upon the aggregate amount then on deposit in the trust account. GTY’s public shareholders holding 34,011,538 Class A ordinary shares out of a total of 55,200,000 Class A ordinary shares validly elected to redeem their public shares and, accordingly, after giving effect to such redemptions, the balance in GTY’s Trust Account was approximately $216.8 million.

Business Combination

On September 12, 2018 (and under subsequent amendments and/or amendments and restatements thereto), GTY entered into the following agreements:

(1)	an Agreement and Plan of Merger (the “GTY Agreement”) with GTY Technology Holdings Inc., a Massachusetts corporation and a wholly-owned subsidiary of GTY (“New GTY”) and GTY Technology Merger Sub, Inc., a newly formed wholly-owned subsidiary of New GTY;

(2)	an Arrangement Agreement with Bonfire Interactive Ltd. (“Bonfire”), 1176370 B.C. Unlimited Liability Company, 1176363 B.C. Ltd. and the Bonfire Holders’ Representative named therein (the “Bonfire Agreement” and the transactions contemplated by the Bonfire Agreement, the “Bonfire Transaction”);

(3)	an Agreement and Plan of Merger with CityBase, Inc. (“CityBase”), New GTY, GTY CB Merger Sub, Inc. (“CityBase Merger Sub”) and Shareholder Representative Services LLC (the “CityBase Agreement” and the transactions contemplated by the CityBase Agreement, the “CityBase Transaction”);

(4)	an Agreement and Plan of Merger with eCivis Inc. (“eCivis”), GTY EC Merger Sub, Inc. (“eCivis Merger Sub”) and the eCivis Holders’ Representative named therein (the “eCivis Agreement” and the transactions contemplated by the eCivis Agreement, the “eCivis Transaction”);

(5)	an Agreement and Plan of Merger with Open Counter Enterprises Inc. (“OpenCounter”), GTY OC Merger Sub, Inc. (“OpenCounter Merger Sub”) and Shareholder Representative Services LLC (the “OpenCounter Agreement” and the transactions contemplated by the OpenCounter Agreement, the “OpenCounter Transaction”);

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

Bonfire, CityBase, eCivis, OpenCounter, Questica and Sherpa are collectively referred to herein as the “Targets.” The Bonfire Agreement, CityBase Agreement, eCivis Agreement, OpenCounter Agreement, Questica Agreement, Sherpa Agreement and GTY Agreement are collectively referred to herein as the “Transaction Documents.” The transactions contemplated by the Transaction Documents are collectively referred to herein as the “business combination.”

On February 15, 2019, the business combination was approved by the shareholders of GTY at the extraordinary general meeting of shareholders. In connection with the business combination, 11,073,040 Class A ordinary shares of GTY were redeemed at a per share price of approximately $10.29.

On February 19, 2019 (the “Closing Date”), we consummated the business combination, pursuant to which New GTY acquired each of the six Targets mentioned above. In connection with the closing of the business combination (the “Closing”), pursuant to the GTY Agreement, GTY Merger Sub merged with and into GTY, with GTY surviving the merger as a direct, wholly-owned subsidiary of New GTY (the “GTY Merger”). Immediately after the Closing, we had 48,511,028 shares of common stock outstanding and 27,093,316 warrants outstanding.

Upon the consummation of the GTY Merger, each outstanding Class A ordinary share of GTY was cancelled and exchanged for one share of New GTY common stock in accordance with the terms of the GTY Agreement. Each Class B Ordinary Share was converted into one Class A Ordinary Share immediately prior to the consummation of the GTY Merger in accordance with GTY’s second amended and restated memorandum and articles of association, following which each Class A Ordinary Share issued upon conversion of the Class B ordinary shares was then cancelled and exchanged for one share of New GTY common stock. In addition, GTY’s outstanding warrants were assumed by New GTY and became exercisable for shares of New GTY common stock on the same terms as were contained in such warrants prior to the GTY Merger.

Critical Accounting Policy

Ordinary Shares Subject to Possible Redemption

We account for GTY’s Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within GTY’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. GTY Class A ordinary shares feature certain redemption rights that are considered to be outside of GTY’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption at redemption value are presented as temporary equity, outside of the shareholders’ equity section of GTY’s accompanying consolidated balance sheets.

Liquidity and Capital Resources

Overview

As indicated in the accompanying consolidated financial statements, as of December 31, 2018, we had a balance of cash of approximately $52,000, which excludes interest income of approximately $13.6 million from GTY’s investments in the Trust Account which were available to us for tax obligations, if any. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on us. Consequently, income taxes are not reflected in GTY’s consolidated financial statements.

Through December 31, 2018, GTY’s liquidity needs were satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the founder shares to the Sponsor and the net proceeds of the private placement of $13.04 million held outside the Trust Account.

To finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of GTY’s officers and directors were able, but were not obligated to, loan us funds as may be required (“Working Capital Loans”). On August 8, 2018, the Sponsor agreed to provide up to $1 million in Working Capital Loans in the form of a convertible note (the “Convertible Note”). Amounts outstanding under the Convertible Note may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of GTY’s initial business combination, we did not seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we did not believe third parties would be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in GTY’s Trust Account. As of December 31, 2018, we borrowed $600,000 under the Convertible Note. Subsequent to December 31, 2018, the Sponsor lend the us an additional of $400,000, for a total of $1 million under the Convertible Note.

We used substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account holding the net proceeds of the initial public offering (less taxes payable and deferred underwriting commissions) to complete the business combination.

Results of Operations

GTY’s entire activities since August 11, 2016 (inception) up to December 31, 2018 was in preparation for GTY’s initial public offering and, since the closing of the initial public offering, a search for prospective initial business combination candidates. We did not generate any operating revenues until the closing and completion of GTY’s initial business combination.

For the year ended December 31, 2018, we had net income of approximately $1.8 million, which consisted of operating expenses of approximately $7.0 million, and offset by interest income from GTY’s Trust Account of approximately $8.8 million. Of the operating expenses, approximately $5.0 million was expenses incurred in connection with the business combination.

For the year ended December 31, 2017, we had net income of approximately $3.9 million, which consisted of formation and operating expenses of approximately $694,000, offset by interest income from GTY’s Trust Account of approximately $4.6 million.

Related Party Transactions

Founder Shares

In August 2016, GTY issued 8,625,000 shares of Class B ordinary shares to the Sponsor in exchange for a capital contribution of $25,000. On each of October 14 and October 26, 2016, GTY effected a share capitalization resulting in an aggregate of 11,500,000 and 13,800,000 founder shares outstanding, respectively. The 13,800,000 founder shares include an aggregate of up to 1,800,000 shares that would be surrendered to us for no consideration by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full. As a result of the underwriters’ exercise of their over-allotment option on November 1, 2016, no founder shares were surrendered to us by the Sponsor.

In October 2016, the Sponsor transferred 25,000 founder shares to each of GTY’s independent director nominees at the same per-share purchase price paid by the Sponsor. The founder shares automatically converted into common stock upon the consummation of the business combination on a one-for-one basis.

The Sponsor and GTY’s officers and directors agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until the earlier to occur of (i) one year after the completion of the business combination, or earlier if, subsequent to the business combination, the closing price of New GTY’s common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing 150 days after the completion of the business combination and (ii) the date following the completion of the business combination on which New GTY completes a liquidation, merger, share exchange or other similar transaction which results in all of New GTY’s stockholders having the right to exchange their common stock for cash, securities or other property.

Private Placement Warrants

Concurrently with the closing of the initial public offering, the Sponsor purchased an aggregate of 8,693,334 private placement warrants at $1.50 per private placement warrants, generated gross proceeds of $13.04 million in the private placement.

Each private placement warrant is exercisable to purchase one share of common stock at $11.50 per share. A portion of the proceeds from sale of the private placement warrants was added to the proceeds from the initial public offering to be held in the Trust Account.

Due to Related Party

On August 8, 2018, GTY issued the Convertible Note to the Sponsor, pursuant to which GTY was able to borrow up to $1 million from the Sponsor from time to time. The Convertible Note does not bear interest and the Sponsor agreed to waive all unpaid principal under the Convertible Note until the earlier of May 1, 2019 and the consummation of the business combination. The Sponsor has the option to convert any amounts outstanding under the Convertible Note, up to $1 million in the aggregate, into warrants at a conversion price of $1.50 per warrant. The terms of such warrants will be identical to the private placement warrants. As of December 31, 2018, GTY had borrowed $600,000 under the Convertible Note.

Administrative Service Reimbursement

GTY agreed to reimburse the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services, through the earlier of GTY’s consummation of an initial business combination or GTY’s liquidation. GTY recognized $120,000 for each of the years ended December 31, 2018 and 2017, respectively, in connection with this agreement in the accompanying consolidated statements of operations. GTY paid an aggregate of $200,000 in administrative fees to the Sponsor in August 2018. As of December 31, 2018 and 2017, GTY had a total of $60,000 and $140,000, respectively in administrative fees payable to the Sponsor.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. We anticipate GTY’s first presentation of the revised presentation of changes in stockholders' equity will be included in GTY’s Form 10-Q for the quarter ended March 31, 2019.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases," (“ASC 842”) which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with an initial term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted ASC 842 effective January 1, 2019 and has elected the short-term lease recognition exemption for all leases that qualify.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Contractual Obligations

Underwriting Agreement

Pursuant to the underwriting agreement relating to the initial public offering (the “Underwriting Agreement”), GTY paid an underwriting discount of $0.20 per Unit, or $11.04 million in the aggregate, upon the consummation of the Initial Public Offering. In January 2019, we amended the Underwriting Agreement and reduced the deferred underwriting fees to $3.25 million payable in cash, which was reflected in the accompanying consolidated balance sheet as of December 31, 2018. We paid off this amount upon consummation of the business combination in February 2019.

Off-Balance Sheet Arrangements

As of December 31, 2018 and December 31, 2017, GTY did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the Jumpstart GTY’s Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, GTY’s consolidated financial statements may not be comparable to companies that comply with public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

GTY Technology Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GTY Technology Holdings Inc. (the “Company”), as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2018 and 2017 and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2016

Whippany, New Jersey
March 18, 2019

GTY TECHNOLOGY HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
Assets
Current assets:
Cash	$52,048	$561,434
Prepaid expenses	39,740	66,907
Total current assets	91,788	628,341

Cash and cash equivalents held in Trust Account	217,641,647	556,817,512
Total Assets	$217,733,435	$557,445,853

Liabilities and Shareholders' Equity
Accounts payable	$5,123,935	$29,658
Accrued expenses	804,710	-
Accrued expenses - related party	60,000	140,000
Note payable - related party	600,000	-
Total current liabilities	6,588,645	169,658
Deferred underwriting fees	3,250,000	19,320,000
Total Liabilities	9,838,645	19,489,658

Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,289,478 and 53,295,619 shares at redemption value at December 31, 2018 and 2017, respectively	202,894,780	532,956,190

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 898,984 and 1,904,381 shares issued and outstanding (excluding 20,289,478 and 53,295,619 shares subject to possible redemption, respectively) at December 31, 2018 and 2017, respectively	90	190
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 13,800,000 shares issued and outstanding	1,380	1,380
Additional paid-in capital	-	1,074,317
Retained earnings	4,998,540	3,924,118
Total Shareholders' Equity	5,000,010	5,000,005
Total Liabilities and Shareholders' Equity	$217,733,435	$557,445,853

The accompanying notes are an integral part of these consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2018	2017
General and administrative expenses	$6,956,573	$694,226
Loss from operations	(6,956,573)	(694,226)
Interest income	8,753,490	4,554,401
Net income	$1,796,917	$3,860,175

Weighted average shares outstanding
Basic (1)	15,486,142	15,982,914
Diluted	63,129,515	69,000,000

Net earnings per share
Basic	$0.07	$0.24
Diluted	$0.02	$0.06

(1) This number excludes an aggregate of up to 20,289,478 and 53,295,619 Class A ordinary shares subject to possible redemption at December 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2016	2,290,398	$229	13,800,000	$1,380	$4,934,449	$63,943	$5,000,001
Ordinary shares subject to possible redemption	(386,017)	(39)	-	-	(3,860,132)	-	(3,860,171)
Net income	-	-	-	-	-	3,860,175	3,860,175
Balance - December 31, 2017	1,904,381	190	13,800,000	1,380	1,074,317	3,924,118	5,000,005
Ordinary shares subject to possible redemption (1)	(1,005,397)	(100)	-	-	(17,144,317)	(722,495)	(17,866,912)
Reduction in deferred underwriting fees	-	-	-	-	16,070,000	-	16,070,000
Net income	-	-	-	-	-	1,796,917	1,796,917
Balance - December 31, 2018	898,984	$90	13,800,000	$1,380	$-	$4,998,540	$5,000,010

(1) Includes the effect of the redemption of Class A ordinary shares on October 30, 2018, sharesholders holding 34,011,538 shares exercised their right to convert such shares into a pro rata portion of the Trust Account (see Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$1,796,917	$3,860,175
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and cash equivalents held in Trust Account	(8,752,457)	(4,553,739)
Changes in operating assets and liabilities:
Prepaid expenses	27,167	(45,743)
Accounts payable	5,094,277	(39,081)
Accrued expenses	804,710	-
Accrued expenses - related party	(80,000)	120,000
Net cash used in operating activities	(1,109,386)	(658,388)

Cash Flows from Investing Activities:
Withdrawal from Trust Account upon redemption of Class A ordinary shares	347,928,322	-
Net cash used in investing activities	347,928,322	-

Cash Flows from Financing Activities:
Proceeds from note payable issued to related party	600,000	-
Redemption of Class A ordinary shares	(347,928,322)	-
Net cash used in financing activities	(347,328,322)	-

Net decrease in cash	(509,386)	(658,388)

Cash - beginning of the year	561,434	1,219,822
Cash - end of the year	$52,048	$561,434

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$17,866,912	$3,860,171
Reduction in deferred underwriting fees	$16,070,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business Operations

GTY Technology Holdings, Inc. (the "Company", or "GTY") was formed as a blank check company incorporated on August 11, 2016 as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “business combination”). Until the business combination, GTY did not engage in any operations nor generated any revenue.

 All activities through December 31, 2018 relate to the Company’s formation and the initial public offering (as defined below) and, since the closing of the initial public offering, a search for business combination candidates described below. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

GTY consummated the initial public offering (the “initial public offering”) of 55,200,000 units, including the issuance of 7,200,000 units as a result of the underwriters’ exercise of their over-allotment option in full at $10.00 per unit on November 1, 2016, generating gross proceeds of $552 million. GTY incurred offering costs of approximately $31 million, inclusive of approximately $30.4 million of underwriting fees. The Company paid $11.04 million of underwriting fees upon the closing of the initial public offering and deferred $19.32 million of underwriting fees until the consummation of the initial business combination.

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

Upon the closing of the initial public offering and private placement on November 1, 2016, $552 million from the net proceeds of the sale of the units in the initial public offering and the private placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”). The funds in the Trust Account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with maturities of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the completion of the business combination.

The Company provided its holders of the outstanding Class A ordinary shares sold in the initial public offering (“public shareholders”) with the opportunity to redeem all or a portion of their public shares in connection with a shareholder meeting called to approve the business combination. The public shareholders are entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account. The per-share amount to be distributed to public shareholders who redeem their public shares was not reduced by the deferred underwriting commissions the Company paid to the underwriters (as discussed in Note 5). These public shares will be recorded at a redemption value and classified as temporary equity upon the completion of the initial public offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

Initially, GTY was required to complete its initial business combination by November 1, 2018, which was 24 months from the closing of its initial public offering. On October 30, 2018, GTY’s shareholders approved a proposal to amend GTY’s second amended and restated memorandum and articles of association to extend the date by which it had to consummate an initial business combination from November 1, 2018 to May 1, 2019 (the “Combination Period”). In connection with such proposal, GTY’s public shareholders had the right to elect to redeem their public shares for a per share price, payable in cash, based upon the aggregate amount then on deposit in the trust account. GTY’s public shareholders holding 34,011,538 Class A ordinary shares out of a total of 55,200,000 Class A ordinary shares validly elected to redeem their public shares and, accordingly, after giving effect to such redemptions, the balance in GTY’s Trust Account was approximately $216.8 million.

If the Company was unable to complete a business combination by May 1, 2019, the Company would have (i) ceased all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the redemption of 100% of the Company’s outstanding public shares for a portion of the funds held in the Trust Account, each holder would have received a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable).

The initial shareholders agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a business combination within the Combination Period. However, if the initial shareholders should acquire public shares in or after the initial public offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a business combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a business combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Company’s public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent public accountants) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable. This liability will not apply with respect to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) or to any claims under the Company’s indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor must indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s registered independent public accounting firms), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

 On September 12, 2018 (and under subsequent amendments and/or amendments and restatements thereto), GTY entered into the following agreements:

(1)	an Agreement and Plan of Merger (the “GTY Agreement”) with GTY Technology Holdings Inc., a Massachusetts corporation and a wholly-owned subsidiary of GTY (“New GTY”) and GTY Technology Merger Sub, Inc., a newly formed wholly-owned subsidiary of New GTY;

(2)	an Arrangement Agreement with Bonfire Interactive Ltd. (“Bonfire”), 1176370 B.C. Unlimited Liability Company, 1176363 B.C. Ltd. and the Bonfire Holders’ Representative named therein (the “Bonfire Agreement” and the transactions contemplated by the Bonfire Agreement, the “Bonfire Transaction”);

(3)	an Agreement and Plan of Merger with CityBase, Inc. (“CityBase”), New GTY, GTY CB Merger Sub, Inc. (“CityBase Merger Sub”) and Shareholder Representative Services LLC (the “CityBase Agreement” and the transactions contemplated by the CityBase Agreement, the “CityBase Transaction”);

(4)	an Agreement and Plan of Merger with eCivis Inc. (“eCivis”), GTY EC Merger Sub, Inc. (“eCivis Merger Sub”) and the eCivis Holders’ Representative named therein (the “eCivis Agreement” and the transactions contemplated by the eCivis Agreement, the “eCivis Transaction”);

(5)	an Agreement and Plan of Merger with Open Counter Enterprises Inc. (“OpenCounter”), GTY OC Merger Sub, Inc. (“OpenCounter Merger Sub”) and Shareholder Representative Services LLC (the “OpenCounter Agreement” and the transactions contemplated by the OpenCounter Agreement, the “OpenCounter Transaction”);

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Bonfire, CityBase, eCivis, OpenCounter, Questica and Sherpa are collectively referred to herein as the “Targets.” The Bonfire Agreement, CityBase Agreement, eCivis Agreement, OpenCounter Agreement, Questica Agreement, Sherpa Agreement and GTY Agreement are collectively referred to herein as the “Transaction Documents.” The transactions contemplated by the Transaction Documents are collectively referred to herein as the “business combination.”

On February 15, 2019, the business combination was approved by the shareholders of GTY at the extraordinary general meeting of shareholders. In connection with the business combination, 11,073,040 Class A ordinary shares of GTY were redeemed at a per share price of approximately $10.29.

On February 19, 2019 (the “Closing Date”), the Company consummated the business combination, pursuant to which New GTY acquired each of the six Targets mentioned above. In connection with the closing of the business combination (the “Closing”), pursuant to the GTY Agreement, GTY Merger Sub merged with and into GTY, with GTY surviving the merger as a direct, wholly-owned subsidiary of New GTY (the “GTY Merger”). Immediately after the Closing, the Company had 48,511,028 shares of common stock outstanding and 27,093,316 warrants outstanding.

Upon the consummation of the GTY Merger, each outstanding Class A ordinary share of GTY was cancelled and exchanged for one share of New GTY common stock in accordance with the terms of the GTY Agreement. Each Class B Ordinary Share was converted into one Class A Ordinary Share immediately prior to the consummation of the GTY Merger in accordance with GTY’s second amended and restated memorandum and articles of association, following which each Class A Ordinary Share issued upon conversion of the Class B ordinary shares was then cancelled and exchanged for one share of New GTY common stock. In addition, GTY’s outstanding warrants were assumed by New GTY and became exercisable for shares of New GTY common stock on the same terms as were contained in such warrants prior to the GTY Merger.

Further information regarding the business combination and GTY is set forth in (i) the proxy statement/prospectus included in New GTY’s registration statement on Form S-4 (File No. 333-229189) as amended and supplemented, originally filed with the SEC on January 11, 2019 and (ii) New GTY’s Current Report on Form 8-K filed with the SEC on February 19, 2019, as amended by New GTY’s Current Report on Form 8-K12B/A filed with the SEC on March 18, 2019.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the Company’s accounts. All material intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Cash and Cash Equivalents Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the initial public offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a business combination. As of December 31, 2018 and 2017, cash and marketable securities, are classified as trading securities, held in the Trust Account consisted of approximately $217.6 million and $556.8 million in U.S. Treasury Bills and approximately $600 and $1,000 in cash, respectively. At December 31, 2018 and 2017, there was approximately $13.6 million and $4.8 million, respectively, of interest income held in the Trust Account available to be released to the Company to pay income taxes.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018 and 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenue and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, an aggregate of 20,289,478 and 53,295,619 Class A ordinary shares subject to possible redemption at redemption value at December 31, 2018 and 2017, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s accompanying consolidated balance sheets.

Net Income per Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 20,289,478 and 53,295,619 Class A ordinary shares subject to possible redemption at December 31, 2018 and 2017, respectively, have been excluded from the calculation of basic income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 20,289,478 Class A ordinary shares subject to possible redemption at December 31, 2018 have been excluded from the calculation of basic and diluted loss per ordinary share since such ordinary Shares, if redeemed, only participate in their pro rata share of the earnings in the Trust Account. The Company has not considered the effect of the warrants sold in the initial public offering (including the consummation of the over-allotment) and private placement to purchase an aggregate of 27,093,334 shares of the Company’s Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2018 and 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2018 and 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management expects that the total amount of unrecognized tax benefits will materially change over the next twelve months in connection with the business combination consummated in February 2019.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2018 and 2017, the recorded values of cash, cash and cash equivalents held in the Trust Account, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of the revised presentation of changes in stockholders' equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases," (“ASC 842”) which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with an initial term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted ASC 842 effective January 1, 2019 and has elected the short-term lease recognition exemption for all leases that qualify. The Company does not expect the impact to be material. The Company is currently assessing the impact of the acquired companies leases post Closing.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3. Initial Public Offering

On November 1, 2016, the Company sold 55,200,000 units at a purchase price of $10.00 per unit in the initial public offering, including the issuance of 7,200,000 units as a result of the underwriters’ exercise of their over-allotment option in full. Each unit consisted of one Class A ordinary share and one-third of one redeemable warrant (“public warrant”). Each whole public warrant entitled the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred offering costs of approximately $31 million, inclusive of approximately $30.36 million of underwriting fees. The Company paid $11.04 million of underwriting fees upon the closing of the initial public offering and deferred $19.32 million of underwriting fees until the consummation of the initial business combination.

Note 4. Related Party Transactions

Founder Shares

The Company initially issued 8,625,000 Class B ordinary shares as of August 17, 2016. On October 14 and October 26, 2016, the Company effected a share capitalization resulting in an aggregate of 11,500,000 and 13,800,000 founder shares outstanding, respectively. In October 2016, the Sponsor transferred 25,000 founder shares to each of the Company’s independent director nominees at the same per-share purchase price paid by the Sponsor. As a result of the underwriters’ exercise of their over-allotment option, no founder shares were surrendered to the Company by the Sponsor. The founder shares automatically converted into common stock upon the consummation of the business combination on a one-for-one basis.

The Sponsor and GTY’s officers and directors agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until the earlier to occur of (i) one year after the completion of the business combination, or earlier if, subsequent to the business combination, the closing price of New GTY’s common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing 150 days after the completion of the business combination and (ii) the date following the completion of the business combination on which New GTY completes a liquidation, merger, share exchange or other similar transaction which results in all of New GTY’s stockholders having the right to exchange their common stock for cash, securities or other property.

Private Placement Warrants

Concurrently with the closing of the initial public offering, the Sponsor purchased an aggregate of 8,693,334 private placement warrants at $1.50 per warrant and generated gross proceeds of $13.04 million in the private placement.

Due to Related Party

To finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of GTY’s officers and directors were able, but were not obligated to, loan us funds as may be required (“Working Capital Loans”). On August 8, 2018, the Sponsor agreed to provide up to $1 million in Working Capital Loans in the form of a convertible note (the “Convertible Note”). Amounts outstanding under the Convertible Note may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of GTY’s initial business combination, we did not seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we did not believe third parties would be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in GTY’s Trust Account. As of December 31, 2018, we borrowed $600,000 under the Convertible Note. To date, the Convertible Note still remains outstanding.

Administrative Service Fee

The Company agreed to reimburse the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services through the earlier of the Company’s consummation of a business combination and its liquidation. The Company recognized $120,000 for each of the years ended December 31, 2018 and 2017, respectively in connection with this agreement in the accompanying consolidated statements of operations. The Company paid an aggregate of $200,000 in administrative fees to the Sponsor in August 2018. As of December 31, 2018 and 2017, the Company had a total of $60,000 and $140,000 in administrative fees payable to the Sponsor, respectively.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Commitments and Contingencies

Underwriting Agreement

Pursuant to the underwriting agreement relating to the initial public offering (the “Underwriting Agreement”), GTY paid an underwriting discount of $0.20 per unit, or $11.04 million in the aggregate, upon the consummation of the Initial Public Offering. An additional fee of $0.35 per unit, or $19.32 million in the aggregate will be payable to the underwriters for deferred underwriting fees from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. In January 2019, the Company amended the Underwriting Agreement and reduced the deferred underwriting fees to $3.25 million payable in cash, which was reflected in the accompanying consolidated balance sheets (Note 8). The Company paid off this amount upon consummation of the business combination in February 2019.

Note 6. Shareholders’ Equity

Class A Ordinary Shares – GTY was authorized to issue 400,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2018 and 2017, there were 21,188,462 and 55,200,000 Class A ordinary shares issued and outstanding, including 20,289,478 and 53,295,619 shares of Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares – GTY was authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2018 and 2017, the Company had 13,800,000 Class B ordinary shares issued and outstanding. Holders of Class A ordinary shares and Class B ordinary shares voted together as a single class on all other matters submitted to a vote of shareholders except as required by law.

Preferred Shares – GTY was authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At December 31, 2018 and 2017, there were no preferred shares issued or outstanding.

Warrants - The public warrants may only be exercised for a whole number of shares. The public warrants are provided that the Company has an effective registration statement under the Securities Act covering the shares issuable upon exercise of the public warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their public warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th ) day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The public warrants will expire five years after the completion of a business combination or earlier upon redemption or liquidation.

The private placement warrants are identical to the public warrants underlying the units sold in the initial public offering, except that the private placement warrants and the shares issuable upon exercise of the private placement warrants were not transferable, assignable or salable until 30 days after the completion of the business combination, subject to certain limited exceptions. Additionally, the private placement warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the private placement warrants are held by someone other than the initial shareholders or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may call the public warrants for redemption (except with respect to the private placement warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the last reported closing price of the Company’s shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the public warrants for redemption, management will have the option to require all holders that wish to exercise the public warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants shares.

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2018	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and U.S. Treasury Bills	$217,641,647	$-	$-

December 31, 2017	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and U.S. Treasury Bills	$556,817,512	$-	$-

Approximately $600 and $1,000 of the balance in the Trust Account was held in cash as of December 31, 2018 and 2017, respectively.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Subsequent Events

Business Combination

On February 19, 2019, New GTY consummated the business combination, pursuant to which New GTY acquired each of Bonfire, CityBase, eCivis, Open Counter, Questica, and Sherpa. In connection with the closing of the business combination (the “Closing”), pursuant to the GTY Agreement between New GTY, GTY, and GTY Merger Sub, GTY Merger Sub merged with and into GTY, with GTY surviving the merger as a direct, wholly-owned subsidiary of New GTY, and in connection therewith New GTY changed its name from GTY Govtech, Inc. to GTY Technology Holdings Inc.

Upon the Closing, all outstanding Class A ordinary shares were exchanged on a one-for-one basis for shares of New GTY common stock, and GTY’s outstanding warrants were assumed by New GTY and became exercisable for shares of New GTY common stock on the same terms as were contained in such warrants prior to the business combination. By operation of Rule 12g-3(a) under the Exchange Act, New GTY is the successor issuer to GTY and has succeeded to the attributes of GTY as the registrant, including GTY’s SEC file number 001-37931 and CIK Code 0001682325.

In connection with the business combination, 11,073,040 Class A ordinary shares were redeemed at a per share price of approximately $10.29. Upon the Closing, New GTY had 48,511,028 shares of common stock outstanding.

Upon the Closing, New GTY became a holding company whose assets primarily consist of shares of its wholly owned subsidiaries.

Subscription Agreement

Immediately prior to the Closing, pursuant to subscription agreements (the “Subscription Agreements”), dated as of various dates from January 9, 2019 through February 12, 2019, by and among GTY and certain institutional and accredited investors party thereto (the “Subscribed Investors”), GTY issued to the Subscribed Investors an aggregate of 12,853,633 Class A ordinary shares of GTY for $10.00 per share, for an aggregate cash purchase price of approximately $126.3 million, including three such Subscription Agreements with certain CityBase holders (including Michael Duffy, the chief executive officer of CityBase) for an aggregate of 380,937 Class A ordinary shares of GTY at a price of $10.00 per share, for an aggregate cash purchase price of approximately $3.8 million. The Class A ordinary shares of GTY issued to the Subscribed Investors were cancelled and exchanged on a one-for-one basis for shares of Company common stock at the Closing.

In connection with the Subscription Agreements, immediately prior to the Closing, the Sponsor surrendered to GTY for cancellation at no cost to GTY 231,179 founder shares and sold 500,000 private placement warrants held by it to an accredited investor in a private placement for an aggregate of $250,000 or $0.50 per warrant (which was $1.00 per warrant less than the price originally paid for such warrants).

Amended Underwriting Agreement

In January 2019, the Company amended the Underwriting Agreement, pursuant to which the deferred underwriting fees of $19.32 million were reduced to $3.25 million payable in cash. The Company paid off this amount upon consummation of the business combination in February 2019.

GTY TECHNOLOGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amended Charter

In connection with the GTY Merger, GTY merged with a wholly owned subsidiary of New GTY formed in Delaware, with GTY surviving the merger as a wholly owned subsidiary of New GTY. In connection with the Closing, New GTY amended its articles of organization (as so amended, the “Amended Charter”) on February 15, 2019 and adopted bylaws on February 19, 2019.  Pursuant to the Amended Charter, the Company has authorized the issuance of 425,000,000 shares of capital stock, consisting of (x) 400,000,000 shares of common stock, $0.0001 par value per share, and (y) 25,000,000 shares of preferred stock, par value $0.0001 per share. Immediately following the Closing, there were 48,511,028 shares of the Company’s common stock issued and outstanding.

Agreements and Arrangements with Certain Institutional Investors

On February 13, 2019, GTY, the Sponsor, William D. Green, Joseph M. Tucci and Harry L. You (Messrs. Green, Tucci and You, collectively, the “Founders”) entered into agreements and arrangements with certain institutional investors pursuant to which a total of 1,500,000 Class A Ordinary Shares were not redeemed in connection with the business combination. An aggregate of 500,000 of such shares are subject to a lock-up pursuant to which such shares may not be transferred until the 91st day following Closing without the consent of GTY and the Founders, and the holder of such shares is entitled to put such shares to the Sponsor and the Founders following the lock-up period for a purchase price equal to the price at which GTY redeemed Class A Ordinary Shares in connection with the business combination, $10.29 (the “redemption price”), payment of which purchase price is guaranteed by GTY, and to receive from GTY a cash payment, if and to the extent necessary, but not to exceed $250,000, in order to provide such shareholder with at least a 5% return on such shares above the redemption price. With respect to 1,000,000 of such shares, GTY engaged a broker-dealer to facilitate the purchase of such shares by an institutional investor prior to the Closing for $9.90 per share and agreed to pay such broker-dealer an amount in cash equal to the difference between the redemption price and $9.90. In addition, the Sponsor and the Founders entered into agreements prior to the Closing pursuant to which they are obligated to reimburse the holders of 1,942,953 Class A Ordinary Shares that were not redeemed in connection with the business combination for losses that may be incurred upon the sale of such shares within a specified period following the Closing, up to an agreed-upon limit, and GTY has agreed to guarantee such reimbursement obligations.

Related Party Loans

Subsequent to December 31, 2018, the Sponsor lent the Company an additional of $400,000, for a total of $1 million under the Convertible Note.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 5, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The directors and executive officers of New GTY, GTY’s successor entity, as of February 19, 2019 are as follows:

Name	Age	Position
Stephen Rohleder	61	Chief Executive Officer and Chairman
Harry L. You	59	Chief Financial Officer and Director
Paul T. Dacier	60	Director
Randolph Cowen	67	Director
William D. Green	65	Director
Joseph M. Tucci	71	Director
Charles Wert	74	Director

Stephen Rohleder, 61, has served as New GTY’s Chief Executive Officer since the consummation of the business combination and as a director of GTY since completion of its initial public offering. Since 2015, Mr. Rohleder has been the principal owner of SGR Equity Investments. Prior to SGR Equity Investments, he spent 34 years at Accenture. Mr. Rohleder became partner at Accenture in 1992. He served as Accenture’s chief executive officer for North America from 2014 to 2015, as chief executive officer of the health and public service operating group from 2009 to 2014, and, as global chief operating officer from 2004 to 2009. As chief executive officer, Mr. Rohleder was responsible for Accenture’s business in the United States and Canada. During his tenure as chief operating officer, he was responsible for leading the company’s strategic direction and overall operational performance and was responsible for all global operations. Mr. Rohleder is currently an advisory board member at Kony, Inc., a cloud-based enterprise mobility solutions company and mobile application development platform provider. Mr. Rohleder holds a bachelor’s degree in Business Administration in Finance with a concentration in Computer Science from the University of Texas at Austin.

Mr. Rohleder’s qualifications to serve on GTY’s board of directors include his extensive executive experience at Accenture.

Harry L. You, 59, has served as New GTY’s Chief Financial Officer since the consummation of the business combination and has been GTY’s founder, President, Chief Financial Officer and Director since September 2016. From 2008 to 2016, Mr. You served as the executive vice president of EMC in the office of the chairman. Mr. You joined EMC in 2008 to oversee corporate strategy and new business development, which included mergers and acquisitions, joint ventures and venture capital activity. Mr. You served as a director of Korn/Ferry International, a global executive recruiting company, from 2004 to October 2016 and has been a trustee of the U.S. Olympic Committee Foundation since August 2016. Mr. You was chief executive officer of BearingPoint, a leading IT and management consultancy from 2005 to 2007. He also served as BearingPoint’s interim chief financial officer from 2005 to 2006. From 2004 to 2005, Mr. You served as executive vice president and chief financial officer of Oracle Corporation (NYSE: ORCL), or Oracle, helping begin Oracle’s acquisition run with the takeovers of Peoplesoft, Inc. and Retek in 2005, and was also a member of the board of directors of Oracle Japan. From 2001 to 2004, Mr. You served as chief financial officer of Accenture, helping take the company public and leading the company to 35% annual free cash flow growth during his tenure. Mr. You also previously spent fourteen years on Wall Street, including serving as a managing director in the Investment Banking Division of Morgan Stanley, where he headed the Computer and Business Services Group. Mr. You was a #1 ranked chief financial officer by Institutional Investor in the Computer Services & IT Consulting sector in 2004. Mr. You holds an M.A. in Economics from Yale University and a B.A. in Economics from Harvard College.

Mr. You’s qualifications to serve on GTY’s board of directors include his extensive and varied deal experience throughout his career, including his experience structuring Dell’s acquisition of EMC as EMC’s executive vice president, and his network of contacts in the technology sector.

Paul T. Dacier, 60, has served as a director of GTY since completion of its initial public offering. Mr. Dacier joined EMC in 1990 and served as the company’s executive vice president and general counsel until September 2016. Mr. Dacier was responsible for the worldwide legal affairs of EMC and its subsidiaries and oversaw the company’s internal audit, real estate and facilities organizations, sustainability and government affairs departments. Mr. Dacier is the vice chairman of the board of directors of AerCap Holdings N.V., an aircraft leasing company located in the Netherlands. In 2013 and 2014, Mr. Dacier was President of the Boston Bar Association. Since 2017, Mr. Dacier has been a member of the board of directors of Progress Software Corporation (Nasdaq: PRGS). Mr. Dacier is currently the General Counsel of Indigo Agriculture, Inc., a Boston-based agricultural technology start-up company that specializes in products designed to maximize crop health and productivity, which he joined in March 2017. Mr. Dacier holds a bachelor’s degree in History from Marquette University, and is also a graduate of the Marquette University Law School.

Mr. Dacier’s qualifications to serve on GTY’s board of directors include his leadership at EMC.

Randolph Cowen, 67, has served as a director of GTY since completion of its initial public offering. Mr. Cowen served as a director of EMC from January 2009 to September 2016, and as a director of Pivotal Software, Inc. from April 2013 to September 2016. From 2004 to 2008, Mr. Cowen served as the global head of technology and operations, and as the co-chief administrative officer from 2007 to 2008, at Goldman Sachs Group, Inc., where he had worked since 1982. From 2001 to 2007, Mr. Cowen served as the chief information officer of Goldman Sachs Group, Inc. Mr. Cowen holds a bachelor’s degree in history with a minor in mathematics from Michigan State University.

Mr. Cowen’s qualifications to serve on GTY’s board of directors include his experience managing information technology at Goldman Sachs.

William D. Green, 65, GTY’s founder, served as GTY’s Co-Chief Executive Officer and Co-Chairman from September 2016 to the consummation of the business combination and has served as a director since its inception. Mr. Green was previously chief executive officer and chairman of the board of Accenture. Mr. Green was a director of Accenture from 2001 until 2013, and assumed the role of chairman in 2006. During Mr. Green’s time on the board, Accenture completed its initial public offering and Mr. Green was involved in the planning of Accenture’s long-term business strategy. From 2004 through 2010, Mr. Green served as Accenture’s chief executive officer, successfully navigating the company through a challenging global economic environment. During his tenure as chief executive officer, Accenture grew revenue from $13.7 billion to $21.6 billion, doubled its workforce to 211,000 employees and expanded its global footprint. Prior to serving as chief executive officer, Mr. Green was Accenture’s chief operating officer-client services with overall management responsibility for the company’s operating groups. In addition, he served as group chief executive of the Communications & High Tech operating group from 1999 to 2003. He was also group chief executive of the Resources operating group for two years. Earlier in his career, Mr. Green led the Manufacturing industry group and was managing director for Accenture’s business in the United States. Mr. Green was ranked #1 chief executive officer in the Computer Sciences & IT Consulting sector by Institutional Investor in 2007. Mr. Green has served as a director of S&P Global Inc. since 2011, a director of EMC since 2013, EMC’s independent lead director since February 2015 and a director of Inovalon Holdings, Inc. since August 2016. In addition, Mr. Green has served on the board of directors of Dell since September 2016. In addition, Mr. Green has served as chairman of the board of Accumen Inc., a healthcare testing services company, since May 2013, a director of Virtustream, Inc., a cloud computing company and subsidiary of EMC, since June 2016, a director of Pivotal Software, Inc., a software and services company and subsidiary of EMC, since July 2015, a member of the advisory board of Pactera Technology International Ltd., an IT consulting and outsourcing company, since September 2014, a member of the national board of Year Up, Inc., a non-profit offering a workforce development program for low income youth, since October 2013, and a trustee of Dean College, a private college located in Franklin, Massachusetts, since October 2004.

Mr. Green’s qualifications to serve on GTY’s board of directors include: his extensive experience operating a publicly-listed technology company; his track record as chief executive officer of Accenture; and his network of contacts in the technology sector.

Joseph M. Tucci, 71, has been GTY’s founder, served as GTY’s Co-Chief Executive Officer and Co-Chairman since September 2016 to the consummation of the business combination and has served as a director since its inception. Mr. Tucci was chief executive officer, chairman of the board of directors and president of EMC from 2001, 2006 and 2014, respectively, until September 2016 when Dell acquired EMC. At that time, Mr. Tucci became an advisor to Dell’s founder, Michael Dell, and its board of directors. Mr. Tucci led EMC through a revitalization, transforming EMC’s business model from what had been a near-exclusive focus on high-end storage platforms into a federation of businesses that grew to include EMC, VMware, Inc. (NYSE: VMW), Pivotal Software, Inc., RSA Security LLC, VCE and Virtustream, Inc. Following the technology sector’s bust in 2001 – 2002, EMC’s revenues grew from $5.4 billion in 2002 to $24.7 billion in 2015. Acknowledging EMC’s success under Mr. Tucci’s leadership, Barron’s named him one of the 30 best chief executive officers in 2011 and 2012. In 2015, his final full year at EMC, EMC was named one of the world’s top 10 multinational workplaces out of 700 multinational global companies surveyed by the Great Place to Work Institute, Inc.

With Mr. Tucci setting strategy, EMC amassed a track record of successful acquisitions and partnerships to expand its technology portfolio, enter new market segments and enlarge the company’s addressable market opportunity. Mr. Tucci expanded the company’s marketplace beyond large enterprises to commercial and small-medium businesses, broadened the company’s industry alliances, and established new selling, partnership and distribution channels. Mr. Tucci strengthened EMC’s management team with the integration of executives from other major technology companies. And Mr. Tucci championed EMC’s commitment to the total customer experience, to provide quality, service, innovation and interaction.

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

Mr. Tucci served as chairman of the board of directors of VMware from 2007 to 2016 and as a member of the board of directors of Paychex, Inc. (Nasdaq: PAYX) since 2000. From 2001 to 2016, Mr. Tucci served as one of 150 chief executive officer members of The Business Roundtable and chaired its Task Force on Education and the Workforce from 2002 to 2006. From 2001 to 2016, he was one of eight chief executive officers who steered The Technology CEO Council, the IT industry’s leading public policy advocacy organization. He is one of the business leaders who forged and guided the Massachusetts Competitive Partnership since its founding in 2010. He is also a founding member of the strategic advisory board of Bridge Growth Partners, LLC, a private equity firm based in New York, and has been its chairman since October 2016. Mr. Tucci is a member of the Board of Overseers of Columbia Business School, a member of the Board of Trustees of Northeastern University, an overseer of the Boston Symphony Orchestra and a member of the board of directors of the National Academy Foundation.

Mr. Tucci’s qualifications to serve on GTY’s board of directors include: his extensive executive leadership experience at EMC; his track record with complex mergers and acquisitions; his ability to achieve proven growth through various conditions; his over 40 years in the technology industry; and his network of contacts in the technology sector.

Charles Wert, 74, has served as a director of GTY since completion of its initial public offering. From 2014 to 2016, Mr. Wert served as the vice chairman and as a director at Evercore Trust Company, N.A., or Evercore, which he formed and organized and was previously the president and chief executive officer from 2009 to 2014. Prior to joining Evercore, Mr. Wert served as an executive vice president and senior trust officer of U.S. Trust Company N.A. for over 20 years. Mr. Wert also founded united Mercantile Bank and Trust Company and served as its president and senior trust officer from 1982 until 1987. Mr. Wert is the principal of Fiduciary Resolutions, where he has been a fiduciary expert since June 2016, providing expert witness services and analysis as well as reviewing corporate governance and other processes use by fiduciaries. Mr. Wert holds a bachelor’s degree in Business Administration and Finance from California State University at Los Angeles.

Mr. Wert’s qualifications to serve on our Board include his track record and leadership experience at Evercore, U.S. Trust Company N.A. and united Mercantile Bank and Trust Company.

Number and Terms of Office of Officers and Directors

New GTY’s board of directors consists of seven members, five of whom qualify as independent within the meaning of the independent director guidelines of Nasdaq. Messrs. Rohleder and You are not considered independent. New GTY’s board of directors is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring, as follows: the Class I directors are Randolph Cowen and Stephen Rohleder, and their terms will expire at the annual meeting of stockholders to be held in 2019; the Class II directors are William D. Green, Joseph M. Tucci and Harry L. You, and their terms will expire at the annual meeting of stockholders to be held in 2020; and the Class III directors are Paul T. Dacier and Charles Wert, and their terms will expire at the annual meeting of stockholders to be held in 2021.

New GTY’s articles of organization provide that the number of directors, which will be fixed at seven members, may be increased or decreased from time to time by a resolution of New GTY’s board of directors. Each director’s term continues until the election and qualification of his successor, or his earlier death, resignation, or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors.

New GTY’s officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. New GTY’s board of directors is authorized to appoint persons to the offices set forth in New GTY’s articles of organization as it deems appropriate.

Committees of the Board of Directors

Effective upon completion of the business combination, New GTY’s board of directors established the following committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. Members will serve on these committees until their resignation or until otherwise determined by New GTY’s board of directors.

Audit Committee

New GTY’s audit committee oversees New GTY’s corporate accounting and financial reporting process. Among other matters, the audit committee will:

•	appoint our independent registered public accounting firm;

•	evaluate the independent registered public accounting firm’s qualifications, independence and performance;

•	determine the engagement of the independent registered public accounting firm;

•	review and approve the scope of the annual audit and the audit fee;

•	discuss with management and the independent registered public accounting firm the results of the annual audit and the review of New GTY’s quarterly financial statements;

•	approve the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;

•	monitor the rotation of partners of the independent registered public accounting firm on New GTY’s engagement team in accordance with requirements established by the SEC;

•	be responsible for reviewing New GTY’s financial statements and New GTY’s management’s discussion and analysis of financial condition and results of operations to be included in New GTY’s annual and quarterly reports to be filed with the SEC;

•	review New GTY’s critical accounting policies and estimates; and

•	review the audit committee charter and the committee’s performance at least annually.

The initial members of the audit committee are Messrs. Cowen, Dacier and Wert, with Mr. Wert serving as the chair of the committee. Under the rules of the SEC, members of the audit committee must also meet heightened independence standards. Our board of directors has determined that all of the members of the audit committee will be independent directors as defined under the applicable rules and regulations of the SEC and Nasdaq with respect to audit committee membership. We also believe that Mr. Wert qualifies as our “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K. The written charter for the audit committee is available on our corporate website at www.gtytechnology.com. The information on our website is not part of this Annual Report on Form 10-K.

Compensation Committee

Our compensation committee will review and recommend policies relating to compensation and benefits of our officers and employees. Among other matters, the compensation committee will:

•	review and recommend corporate goals and objectives relevant to compensation of our chief executive officer and other executive officers;

•	evaluate the performance of these officers in light of those goals and objectives and recommend to our board of directors the compensation of these officers based on such evaluations;

•	recommend to our board of directors the issuance of stock options and other awards under our stock plans; and

•	review and evaluate, at least annually, the performance of the compensation committee and its members, including compliance by the compensation committee with its charter.

The initial members of New GTY’s compensation committee are Messrs. Cowen, Dacier and Wert, with Mr. Cowen serving as the chair of the committee. Three of the members of our compensation committee will be independent under the applicable rules and regulations of Nasdaq, and each will be “non-employee directors” as defined in Rule 16b-3 promulgated under the Exchange Act and “outside directors” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or Section 162(m). The written charter for the compensation committee is available on our corporate website at www.gtytechnology.com. The information on our website is not part of this Annual Report on Form 10-K.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for making recommendations to New GTY’s board of directors regarding candidates for directorships and the size and composition of New GTY’s board of directors. In addition, the nominating and corporate governance committee is responsible for overseeing New GTY’s corporate governance policies and reporting and making recommendations to New GTY’s board of directors concerning governance matters.

The initial members of New GTY’s nominating and corporate governance committee are Messrs. Dacier, Tucci and Wert with Mr. Dacier serving as the chair of the committee. Each of the members of New GTY’s nominating and corporate governance committee is an independent director under the applicable rules and regulations of Nasdaq relating to nominating and corporate governance committee independence. The written charter for the nominating and corporate governance committee is available on our corporate website at www.gtytechnology.com. The information on our website is not part of this Annual Report on Form 10-K.

 Director Nominations

New GTY’s board of directors will consider director candidates recommended for nomination by New GTY’s shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). New GTY’s shareholders that wish to nominate a director for election to New GTY’s board of directors followed the procedures set forth in New GTY’s bylaws.

New GTY has not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors will consider educational background, diversity of professional experience, knowledge of New GTY’s business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of New GTY’s stockholders.

Compensation Committee Interlocks and Insider Participation

Other than Stephen Rohleder, who has served as a member and chairman of GTY’s compensation committee prior to the business combination, none of New GTY’s executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers on GTY’s or the Targets’ compensation committee or board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2018 there were no delinquent filers.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics that applies to all of our directors, executive officers and employees that complies with the rules and regulations of the Nasdaq. Copies of our code of ethics and our board committee charters are available on our website (www.gtytechnology.com). You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144 or by telephone at (702) 945-2898. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website, or any of the websites of entities that we are affiliated with, is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Limitation on Liability and Indemnification of Officers and Directors

New GTY’s articles of organization contain provisions that limit the liability of New GTY’s directors for monetary damages to the fullest extent permitted by Massachusetts law. Consequently, New GTY’s directors are not be personally liable to New GTY or its stockholders for monetary damages for any breach of fiduciary duties as directors to the extent provided by applicable law, except liability for:

•	any breach of the director’s duty of loyalty to New GTY or its stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	distributions to shareholders not in compliance with the MBCA; or

•	any transaction from which the director derived an improper personal benefit.

New GTY’s articles of organization provide that New GTY is required to indemnify its directors and officers, in each case to the fullest extent permitted by Massachusetts law. New GTY expects to enter into agreements to indemnify its directors, executive officers and other employees as determined by its board of directors. With specified exceptions, these agreements provide for indemnification for related expenses including, among other things, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. New GTY believes that these indemnification agreements are necessary to attract and retain qualified persons as directors and officers. New GTY will also maintain directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in New GTY’s articles of organization may discourage stockholders from bringing a lawsuit against New GTY’s directors and officers for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against New GTY’s directors and officers, even though an action, if successful, might benefit New GTY and its stockholders. Further, a stockholder’s investment may be adversely affected to the extent that New GTY pays the costs of settlement and damage.

Item 11. Executive Compensation.

Prior to the consummation of the business combination, none of GTY’s executive officers or directors received any cash compensation for services rendered to GTY. Commencing on October 27, 2016, GTY agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to us in an amount not to exceed $10,000 per month. Upon completion of the business combination, GTY ceased paying these monthly reimbursements. Other than these reimbursements, no compensation of any kind, including finder’s and consulting fees, was paid by GTY to the Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of the business combination. However, these individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on GTY’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. GTY’s audit committee reviewed on a quarterly basis all payments that were made to the Sponsor, GTY’s officers or directors, or GTY’s or their affiliates. Any such payments prior to the business combination were made using funds held outside the Trust Account.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information known to New GTY regarding the beneficial ownership of New GTY common stock as of March 14, 2019 by:

•	each person known to New GTY to be the beneficial owner of more than 5% of outstanding New GTY common stock;

•	each of New GTY’s executive officers and directors; and

•	all executive officers and directors of New GTY as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. New GTY stock issuable upon exercise of options and warrants currently exercisable within 60 days are deemed outstanding solely for purposes of calculating the percentage of total voting power of the beneficial owner thereof.

The beneficial ownership of New GTY common stock is based on 48,520,495 shares of New GTY common stock issued and outstanding as of March 14, 2019.

Unless otherwise indicated, New GTY believes that each person named in the table below has sole voting and investment power with respect to all shares of New GTY common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of shares	%
Directors, Executive Officers and Founders
GTY Investors, LLC(2)	13,448,821	27.72%
William D. Green(2)	13,448,821	27.72%
Joseph M. Tucci(2)	13,448,821	27.72%
Harry L. You(2)	13,448,821	27.72%
Randolph Cowen	30,000	*
Paul Dacier	30,000	*
Stephen Rohleder(2)	109,196	*
Charles Wert	59,701	*
All Directors and Executive Officers as a Group (Seven Individuals)	13,587,718	28.00%

Name and Address of Beneficial Owner(1)	Number of shares	%
Five Percent Holders:
Andreas Bechtolsheim (3)	4,851,102	9.99%
Miller Value Partners, LLC (4)	2,471,499	5.09%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the shareholders listed is 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144.

(2)	William D. Green, Joseph M. Tucci and Harry L. You, the co-founders of GTY, are members and the managers of GTY Investors, LLC, the Sponsor, and share voting and dispositive power over the founder shares held by the Sponsor. Stephen Rohleder is also a member of the Sponsor. Pursuant to the terms and conditions of the Sponsor’s limited liability company agreement, Mr. Rohleder may be entitled to a distribution of up to 1,200,000 shares of New GTY common stock from the Sponsor based on his investment in the Sponsor and the share price at the time of distribution.

(3)	Excludes 148,898 shares of New GTY common stock held in escrow, registered in the name of the escrow agent, pursuant to an agreement between Mr. Bechtolsheim and New GTY, pursuant to which Mr. Bechtolsheim expressly disclaimed and relinquished any right to exercise voting power or investment power with respect to any shares of New GTY common stock owned by him to the extent (but only to the extent) that ownership of such shares would cause him to beneficially own in excess of 9.9% of New GTY’s voting common stock. Mr. Bechtolsheim does not have voting power or investment power with respect to such excluded shares. The included and excluded shares were initially issued to Mr. Bechtolsheim as Class A ordinary shares of GTY pursuant to a Subscription Agreement, which such shares were cancelled and exchanged on a one-for-one basis for shares of New GTY common stock at the Closing. The address for Mr. Bechtolsheim is 5453 Great America Parkway, Santa Clara, CA 94025.

(4)	According to a Schedule 13G/A filed with the SEC on March 11, 2019, Miller Value Partners, LLC (“Miller Value Partners”) and the William H. Miller III Living Trust share voting and dispositive power over 2,471,499 shares of the Company’s common stock, consisting of 1,853,625 shares of common stock and 617, 874 shares of common stock underlying warrants. Various accounts managed by Miller Value Partners have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such securities. The business address of Miller Value Partners is One South Street, Suite 2550, Baltimore, MD 21202

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In August through October 2016, GTY issued an aggregate of 11,500,000 founder shares to the Sponsor in exchange for a capital contribution of $25,000, or approximately $0.002 per share. In October 2016, the Sponsor transferred 25,000 founder shares to each of GTY’s independent director nominees at the same per-share purchase price paid by the Sponsor. On October 26, 2016, GTY effected a share capitalization resulting in GTY’s initial shareholders holding an aggregate of 13,800,000 founder shares. The number of founder shares issued was determined based on the size of the initial public offering of 55,200,000 units, and therefore that such founder shares would represent 20% of the outstanding shares after the consummation of the initial public offering.

The Sponsor purchased an aggregate of 8,693,334 private placement warrants, each exercisable to purchase one ordinary share at $11.50 per share, at a price of $1.50 per warrant (approximately $13.04 million in the aggregate), in a private placement that closed simultaneously with the closing of the initial public offering. Each private placement warrant entitles the holder to purchase one ordinary share at $11.50 per share. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the initial business combination.

We currently maintain our executive offices at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144. The cost for GTY’s use of this space was included in the up to $10,000 per month fee GTY paid to the Sponsor for office space, administrative and support services. Upon completion of the initial business combination, we ceased paying these monthly fees.

Other than these monthly fees, no compensation of any kind, including finder’s and consulting fees, was paid by the Company to GTY’s Sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of the business combination. However, these individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on GTY’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. GTY’s audit committee reviewed on a quarterly basis all payments that were made to GTY’s Sponsor, officers, directors or GTY’s or their affiliates.

On August 8, 2018, the Sponsor agreed to provide up to $1 million in Working Capital Loans in the form of the Convertible Note. Amounts outstanding under the Convertible Note may be convertible into warrants at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the private placement warrants. Prior to the completion of GTY’s initial business combination, we did not seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we did not believe third parties would be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in GTY’s Trust Account. As of December 31, 2018, we borrowed $600,000 under the Convertible Note.

In addition, the holders of the founder shares and private placement warrants and warrants that maybe issued upon conversion of Working Capital Loans (and any shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that New GTY register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Director Independence

Nasdaq listing standards require that a majority of New GTY’s board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. New GTY’s board of directors has determined that Messrs. Dacier, Cowen, Green, Tucci and Wert are “independent directors” as defined in Rule 10A-3 of the Exchange Act and the rules of the Nasdaq. New GTY’s independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm, WithumSmith+Brown, PC since inception include:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Audit Fees (1)	$1,440,500	$61,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	600	-
All Other Fees (4)	-	-
Total	$1,441,100	$61,000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly interim financial statements, services in connection with the acquisition audits, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements: See “Index to Consolidated Financial Statements” at “Item 8. Consolidated Financial Statements and Supplementary Data” herein.

(b)	Consolidated Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the consolidated financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 12, 2018, by and among GTY Cayman, GTY Technology Holdings Inc. (Massachusetts) and GTY Technology MergerSub, Inc. (incorporated by reference to Exhibit 2.1 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on September 12, 2018).

2.2	Arrangement Agreement, dated September 12, 2018, by and among Bonfire Interactive Ltd., GTY Cayman, 1176370 B.C. Unlimited Liability Company, 1176363 B.C. Ltd. and the Bonfire Holders’ Representative named therein (incorporated by reference to Exhibit 2.2 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on September 12, 2018), as amended by Amendment No. 1 thereto, dated as of October 31, 2018 (incorporated by reference to Exhibit 2.1 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on November 5, 2018) and Amendment No. 2 thereto, dated December 28, 2018 (incorporated by reference to Exhibit 2.1 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on January 4, 2019).

2.3	Agreement and Plan of Merger, dated September 12, 2018, by and among CityBase, Inc., GTY Cayman, GTY Technology Holdings Inc. (Massachusetts), GTY CB Merger Sub, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.3 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on September 12, 2018), as amended by Amendment No. 1 thereto, dated October 31, 2018 (incorporated by reference to GTY Cayman’s Current Report on Form 8-K filed with the SEC on November 5, 2018), Amendment No. 2 thereto, dated December 28, 2018 (incorporated by reference to Exhibit 2.2 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on January 4, 2019) and Amendment No. 3 thereto, dated February 12, 2019 (incorporated by reference to Exhibit 2.1 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on February 14, 2019).

2.4	Amended and Restated Agreement and Plan of Merger, dated December 28, 2018, by and among eCivis Inc., GTY Cayman, GTY EC Merger Sub, Inc. and the eCivis Holders’ Representative named therein. (incorporated by reference to Exhibit 2.3 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on January 4, 2019), as amended by Amendment No. 1 thereto, dated January 8, 2018 (incorporated by reference to Exhibit 2.1 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on January 14, 2019).

2.5	Amended and Restated Agreement and Plan of Merger, dated December 28, 2018, by and among Open Counter Enterprises Inc., GTY Cayman, OC Merger Sub, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.4 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on January 4, 2019).

2.6	Share Purchase Agreement, dated September 12, 2018, by and among Questica Inc., Questica USCDN Inc., GTY Cayman, Fernbrook Homes (Hi-Tech) Limited, 1176368 B.C. Ltd. and each of the Questica Holders named therein (incorporated by reference to Exhibit 2.6 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on September 12, 2018) as amended by Amendment No. 1 thereto, dated October 31, 2018 (incorporated by reference to the Exhibit 2.5 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on November 5, 2018) and Amendment No. 2 thereto, dated December 28, 2018 (incorporated by reference to Exhibit 2.5 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on January 4, 2019).

2.7	Unit Purchase Agreement, dated September 12, 2018, by and among Sherpa Government Solutions LLC, GTY Cayman, the Sherpa Holders named therein and the Sherpa Holders’ Representative named therein (incorporated by reference to Exhibit 2.7 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on September 12, 2018) as amended by Amendment No. 1 thereto, dated October 31, 2018 (incorporated by reference to the Exhibit 2.6 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on November 5, 2018) and Amendment No. 2 thereto, dated December 28, 2018 (incorporated by reference to Exhibit 2.6 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on January 4, 2019).

2.8	Form of eCivis Shareholder Agreements (incorporated by reference to Exhibit 2.2 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on February 14, 2019).

2.9	Form of Open Counter Shareholder Agreements (incorporated by reference to Exhibit 2.3 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on February 14, 2019).

2.10	Questica Shareholder Agreement, dated February 12, 2019, by and among GTY Cayman, GTY Technology Holdings Inc. (f/k/a GTY Govtech, Inc.), Shockt Inc. and 1176368 B.C. Ltd. (incorporated by reference to Exhibit 2.4 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on February 14, 2019).

2.11	Sherpa Shareholder Agreement, dated February 12, 2019, by and among GTY Cayman, GTY Technology Holdings Inc. (f/k/a GTY Govtech, Inc.) and David Farrell (incorporated by reference to Exhibit 2.5 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on February 14, 2019).

2.12	Amendment No. 1, dated February 19, 2019, to the Amended and Restated Agreement and Plan of Merger, dated December 28, 2018, by and among Open Counter Enterprises Inc., GTY Cayman, OC Merger Sub, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2019).

3.1	Articles of Organization of GTY Technology Holdings Inc. (f/k/a GTY Govtech, Inc.) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2019).

3.2	Restated Articles of Organization of GTY Technology Holdings Inc. (f/k/a GTY Govtech, Inc.) (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2019).

3.3	Bylaws of GTY Technology Holdings Inc. (f/k/a GTY Govtech, Inc.) (incorporated by reference to Annex J to the Company’s Registration Statement on Form S-4 (File No. 333-229189), filed with the SEC on January 11, 2019).

4.1	Specimen Stock Certificate of GTY Technology Holdings Inc. (f/k/a GTY Govtech, Inc.) (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 (File No. 333-229189), filed with the SEC on January 11, 2019).

4.2	Specimen Warrant Certificate (incorporated by reference to the Exhibit 4.3 to GTY Cayman’s Registration Statement on Form S-1 (File No. 333-213809), filed with the SEC on September 26,2016).

4.3	Warrant Agreement between GTY Cayman and Continental Stock Transfer & Trust Company, dated as of October 26, 2016 (incorporated by reference to Exhibit 4.4 to GTY Cayman’s Current Report on Form 8-K, filed with the SEC on November 1, 2016).

4.4	Assignment and Assumption Agreement, dated February 19, 2019, by and between GTY Cayman, GTY Technology Holdings Inc. (f/k/a GTY Govtech, Inc.) and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2019).

10.1	Form of Letter Agreement, by and between GTY Cayman and certain investors of City Base (incorporated by reference to Exhibit 10.1 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on October 16, 2018).

10.2	Form of Subscription Agreement, by and between GTY Cayman and certain institutional and accredited investors (incorporated by reference to Exhibit 10.1 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on January 14, 2019).

10.3	Subscription Agreement, dated February 13, 2019, by and among GTY Cayman and Michael Duffy (incorporated by reference to Exhibit 10.1 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on February 14, 2019).

10.4	Letter Agreement among GTY Cayman, its officers and directors and GTY Investors, LLC, dated as of October 26, 2016 (incorporated by reference to Exhibit 10.1 to GTY Cayman’s Current Report on Form 8-K, filed with the SEC on November 1, 2016).

10.5	Registration Rights Agreement among GTY Cayman, GTY Investors, LLC and the Holders signatory thereto, dated as of October 26, 2016 (incorporated by reference to Exhibit 10.3 to GTY Cayman’s Current Report on Form 8-K, filed with the SEC on November 1, 2016).

10.6	Form of GTY Technology Holdings Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Annex K to the Company’s Registration Statement on Form S-4 (File No. 333-229189), filed with the SEC on January 11, 2019).

10.7	Form of GTY Technology Holdings Inc. 2019 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2019).

10.8	Form of Indemnity Agreement

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2019).

24.1	Power of Attorney (included on the signature page herein).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTY TECHNOLOGY HOLDINGS INC.

Date: March 18, 2019	By:	/s/ Stephen Rohleder
Stephen Rohleder
Chief Executive Officer and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen Rohleder and Harry L. You and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen Rohleder	Chief Executive Officer and Chairman	March 18, 2019
Stephen Rohleder	(Principal Executive Officer)

/s/ Harry L. You	Chief Financial Officer and Director	March 18, 2019
Harry L. You	(Principal Financial and Accounting Officer)

/s/ Paul Dacier	Director	March 18, 2019
Paul Dacier

/s/ Randolph Cowen	Director	March 18, 2019
Randolph Cowen

/s/ William D. Green	Director	March 18, 2019
William D. Green

/s/ Joseph M. Tucci	Director	March 18, 2019
Joseph M. Tucci

/s/ Charles Wert	Director	March 18, 2019
Charles Wert

