Form 10-Q
period 2019-03-31
GTY Technology Holdings Inc.
filed 2019-05-13
CIK 1682325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

GTY TECHNOLOGY HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Massachusetts	001-37931	83-2860149
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (702) 945-2898

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	GTYH	Nasdaq Stock Market LLC
Warrants to purchase Common Stock	GTYHW	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 10, 2019, 48,420,495 ordinary shares, par value $0.0001 per share, were issued and outstanding.

GTY TECHNOLOGY HOLDINGS INC.

Form 10-Q

For the Quarter Ended March 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Successor	Predecessor
	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$22,947	$13,217
Investments	-	1,398
Accounts receivable, net	5,095	5,988
Prepaid expenses and other current assets	2,018	1,250
Total current assets	30,060	21,853

Property and equipment, net	841	1,124
Right of use assets	3,574	-
Loan receivable - related party	-	177
Intangible assets, net	131,333	1,564
Goodwill	332,602	2,518
Other assets	2,254	2,332
Total assets	$500,664	$29,568

Liabilities, Temporary Equity and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$27,735	$5,969
Contract liabilities	8,231	11,732
Notes payable and accrued expenses - related party	76	-
Warrant liability	-	87
Financing lease obligations - current portion	138	138
Lease liability - current portion	1,348	-
Contingent consideration - current portion	11,515	-
Notes payable	-	450
Total current liabilities	49,043	18,376

Contract and other long-term liabilities	1,711	3,215
Deferred rent	-	62
Long-term debt, less current portion	-	433
Deferred tax liability	39,908	-
Financing lease obligations - less current portion	244	268
Lease liability - less current portion	2,407	-
Contingent consideration - long-term	56,333	2,092
Total liabilities	149,646	24,446

Commitments and contingencies
Preferred stock	-	42,264
Exchangeable shares - Class C shares, no par value, 500,000 shares issued and outstanding as of March 31, 2019	5,000	-

Shareholders’ equity (deficit):
Common stock, par value $0.0001; 400,000,000 shares authorized; 48,420,495 shares issued and outstanding as of March 31, 2019.	5	-
Exchangeable shares, no par value, 5,761,741 shares issued and outstanding as of March 31, 2019	47,617	-
Acquired Companies’ common stock	-	148
Additional paid in capital	333,449	7,835
Accumulated other comprehensive loss	-	(174)
Accumulated deficit	(35,053)	(44,951)
Total shareholders' equity (deficit)	346,018	(37,142)
Total liabilities, temporary equity and shareholders’ equity (deficit)	$500,664	$29,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Successor	Predecessor
	February 19, 2019 through March 31, 2019	January 1, 2019 through February 18, 2019	January 1, 2018 through March 31, 2018
Revenues	$3,034	$4,928	$6,790
Cost of revenues	1,576	1,614	2,099
Gross Profit	1,458	3,314	4,691

Operating expenses
Sales and marketing	1,378	1,394	1,611
General and administrative	2,354	1,744	2,956
Research and development	1,472	1,580	1,930
Amortization of intangible assets	1,693	-	-
Acquisition costs	35,029	151	-
Total operating expenses	41,926	4,869	6,497
Loss from operations	(40,468)	(1,555)	(1,806)

Other income (expense)
Interest income (expense)	421	(170)	(28)
Other income (expense)	(5)	12	170
Total other income (expense), net	416	(158)	142

Net loss	(40,052)	(1,713)	(1,664)
Cumulative preferred stock dividends	-	-	(259)
Net loss applicable to common shareholders	$(40,052)	$(1,713)	$(1,923)

Net loss per share, basic and diluted	$(0.83)
Weighted average common shares outstanding, basic and diluted	48,461,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(DEFICIT)

(Unaudited)

(Amounts in thousands, except share and per share amounts)

Successor

	Common Stock		Class A		Class B		Exchangable Shares		Additional	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity (Deficit)
Balance - December 31, 2018	-	$-	898,984	$-	13,568,821	$1	-	$-	$-	$4,999	$5,000
Net loss	-	-	-	-	-	-	-	-	-	(40,052)	(40,052)
Ordinary shares no longer subject to possible redemption	-	-	9,216,438	1	-	-	-	-	88,912	-	88,913
Private placement of Class A shares, net of costs	-	-	12,863,098	2	-	-	-	-	125,256	-	125,258
Exchange of shares in GTY Merger	36,547,341	4	(22,978,520)	(3)	(13,568,821)	(1)	-	-	-	-	-
Class A shares issued for acquisitions	11,973,154	1	-	-	-	-	-	-	119,730	-	119,731
Shares convertible into Class A shares issued for acquisitions	-	-	-	-	-	-	5,761,741	47,617	-	-	47,617
Share-based compensation	-	-	-	-	-	-	-	-	551	-	551
Common stock redeemed	(100,000)	-	-	-	-	-	-	-	(1,000)	-	(1,000)
Balance - March 31, 2019	48,420,495	$5	-	$-	-	$-	5,761,741	$47,617	$333,449	$(35,053)	$346,018

Predecessor

Predecessor
Balance as of December 31, 2018	$(37,142)
Net loss	(1,713)
Stock based compensation	61
Exercise of stock options	13
Shareholders'/Members' equity activity	5,629
Balance as of February 18, 2019	$(33,152)

Predecessor
Balance as of December 31, 2017	$(15,902)
Net loss	(1,664)
Stock based compensation	43
Shareholders'/Members' equity activity	(459)
Balance as of March 31, 2018	$(17,982)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Successor	Predecessor
	February 19, 2019 through March 31, 2019	January 1, 2019 through February 18, 2019	January 1, 2018 through March 31, 2018
Cash flows from operating activities:
Net loss	$(40,052)	$(1,713)	$(1,664)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	79	177	205
Amortization of intangible assets	1,693	32	50
Amortization of right of use assets	262	165	30
Share-based compensation	551	61	43
Bad debt expense	9	6	-
Loss on disposal of property and equipment	-	-	54
Foreign exchange loss on payment of vested options	17	-	-
Change in fair value of contingent consideration	35	(37)	-
Change in fair value of warrant liability	-	(18)	-
Unrealized gain on marketable securities	-	-	(50)
Changes in operating assets and liabilities:
Accounts receivable	(1,164)	2,190	(219)
Inventory	(1,017)	-	-
Prepaid expenses and other assets	(617)	202	(139)
Accounts payable and accrued liabilities	14,933	(781)	669
Net cash (used in) provided by operating activities	(25,271)	284	(1,021)

Cash flows from investing activities:
Proceeds from cash held in trust	217,642	-	-
Proceeds from the sales of marketable securities	-	1,531	-
Acquisitions, net of cash acquired	(179,008)	-	-
Capital expenditures	(6)	(15)	(190)
Net cash provided by (used in) investing activities	38,628	1,516	(190)

Cash flows from financing activities:
Proceeds from borrowings	-	35	3,281
Repayments of borrowings	(640)	(69)	(73)
Stock options exercised	-	13	-
Member distribution	-	(500)	(459)
Redemption of Class A Ordinary Shares	(113,982)	-	-
Common stock redeemed	(1,000)
Proceeds received from private placement	125,258	-	-
Proceeds from disposal of fixed assets	-	1	-
Repayments of finance lease obligations	(20)	(19)	(19)
Net cash provided by (used in) financing activities	9,616	(539)	2,730

Effect of foreign currency on cash	(78)	(721)	217

Net change in cash and cash equivalents	22,895	540	1,736
Cash and cash equivalents, beginning of period	52	13,929	12,441
Cash and cash equivalents, end of period	$22,947	$14,469	$14,177

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Noncash Investing Activity:
Shares issued for the Acquisition – See Note 4	$172,349	$-	$-
Reduction in convertible note liability – See Note 6	1,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Note 1. Organization and Business Operations

GTY Technology Holdings Inc. (f/k/a GTY Govtech, Inc.), a Massachusetts corporation (“GTY”, the “Company” or “Successor”), is headquartered in Las Vegas, Nevada.

On February 19, 2019 (the “Closing Date”), the Company consummated several acquisitions (collectively, the “Acquisition”), pursuant to which it (i) acquired each of Bonfire Interactive Ltd. (“Bonfire”), CityBase, Inc. (“CityBase”), eCivis Inc. (“eCivis”), Open Counter Enterprises Inc. (“Open Counter”), Questica Inc. and Questica USCDN Inc. (together, “Questica”) and Sherpa Government Solutions LLC (“Sherpa” and together with Bonfire, CityBase, eCivis, Open Counter and Questica, the “Acquired Companies”) and (ii) became the parent company of its predecessor entity, GTY Technology Holdings Inc., a blank check company incorporated in the Cayman Islands (“GTY Cayman”). Until the Acquisition, GTY Cayman did not engage in any operations nor generate any revenues.

In connection with the closing of the Acquisition, the Company changed its name from GTY Govtech, Inc. to GTY Technology Holdings Inc. and became a successor issuer to GTY Cayman and continued the listing of its Common Stock and public warrants on the Nasdaq Capital Market (“NASDAQ”) under the symbols “GTYH” and “GTYHW,” respectively.

GTY is a public sector SAAS company which offers a cloud-based suite of solutions for North American state and local governments. GTY’s cloud-based suite of solutions for state and local governments addresses functions in procurement, payments, grant management, budgeting and permitting. The following is a brief description of each of the Acquired Companies.

Bonfire

Bonfire Interactive Ltd. was incorporated on March 5, 2012 under the laws of the Province of Ontario, and its wholly-owned subsidiary, Bonfire Interactive US Ltd., was incorporated in the United States on January 8, 2018. Bonfire is a provider of software technologies for the procurement and vendor or supplier sourcing industry across government, the broader public sector, and various highly-regulated commercial vertical markets.

Bonfire offers customers and their sourcing professionals a modern SaaS application that helps find, engage, evaluate, negotiate with, and award contracts to suppliers. Bonfire delivers workflow automation, data collection and analysis, and collaboration to drive cost savings, compliance, and strategic outcomes. All of Bonfire’s applications are delivered as a SaaS offering, and Bonfire does not market or sell professional services.

CityBase

Headquartered in Chicago, Illinois, CityBase, LLC was formed in Delaware on June 9, 2014. On July 21, 2016, CityBase, LLC was converted into a Delaware corporation, CityBase, Inc. CityBase provides dynamic content, digital services, and integrated payments via a SaaS platform that includes technological functionality accessible via web and mobile, kiosk, point-of-sale, and other channels. CityBase software integrates its platform to underlying systems of record, billing, and other source systems, and configures payments and digital services to meet the requirements of its customers. Its customers include government agencies and utility companies.

eCivis

eCivis, a Delaware corporation headquartered in Los Angeles, California, is a leading SaaS provider of grants management and indirect cost reimbursement solutions that enable its customers to standardize and streamline complex grant processes in a fully integrated platform. The eCivis platform consists of four core cloud-based products including grants research, grants management, sub-recipient management, and cost allocation and recovery. To assist its customers in the implementation of its cloud-based products, eCivis offers one-time implementation services including data integration, grants migration and change management. Additionally, eCivis provides ongoing grants management training and cost allocation plan consulting.

Open Counter

Open Counter, a Delaware corporation headquartered in San Francisco, California, is a developer and provider of software tools for cities to streamline permitting and licensing services for municipal governments. Open Counter provides customers with software through a hosted platform and also provide professional services related to software implementation.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

Questica

Questica, Inc., Questica USCDN Inc., and its wholly-owned subsidiary Questica Ltd., design and develop capital and operating budgeting software. The Questica suite of products are part of a comprehensive web-based budgeting preparation, performance, management and data visualization solution that enables public sector and non-profit organizations to improve and shorten their budgeting cycles.

Questica Inc. was organized in 1998 as an Ontario corporation, maintains two offices located in Burlington, Ontario, Canada and serves the Healthcare, K-12, Higher Education and Local Government verticals in North America. Questica USCDN was organized in 2017 as an Ontario corporation and Questica Ltd. was incorporated in 2017 in the United States as a Delaware corporation. Questica Ltd. is located in Huntington Beach, California, primarily serving the non-profit market and services a limited number of customers in the public and private sector. The majority of the Questica Ltd.’s customers are located in the U.S. and Canada, and as well as some international customers, primarily located in the United Kingdom and Africa.

Sherpa

Sherpa is a Colorado limited liability company headquartered in Denver, Colorado, established in 2004. Sherpa is a leading provider of public sector budgeting software and consulting services that help state and local governments create and manage budgets and performance. Customers purchase Sherpa’s software and engage its consulting services to configure the software and train customers on how to manage the software going forward. Following implementation, customers continue to use the software in perpetuity while paying maintenance or subscription fees.

Note 2. Going Concern and Liquidity

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $35.1 million at March 31, 2019, a net loss of approximately $40.1 million and approximately $25.3 million net cash used in operating activities for the successor period from February 19, 2019 through March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further expand its customer base; scale up its production of various products; and increase revenue; however, the Company’s cash position may not be sufficient to support its daily operations through the next twelve months from the date of filing this 10-Q. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional funds by way of a public or private offering and its ability to further generate sufficient revenue. While the Company believes in the viability of its platform and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019 and the Company’s Current Report Form 8-K/A filed with the SEC on March 18, 2019.

The Acquisition was accounted for as a business combination using the acquisition method of accounting. The Company’s financial statement presentation distinguishes the results of operations into two distinct periods: (i) the period before the consummation of the Acquisition, which includes the period from January 1, 2019 to the Closing Date (the “2019 Predecessor Period”) and the three months ended March 31, 2018 (the “2018 Predecessor Period”) and (ii) the period after consummation of the Acquisition which includes the period including and after the Closing Date to March 31, 2019 (the “Successor Period”). The accompanying condensed consolidated financial statements include a black line division which indicates that the Acquired Companies and the Company’s financial information are presented on a different basis and are therefore, not comparable.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See Note 4 – Business Combination for a discussion of the estimated fair values of assets and liabilities recorded in connection with the Acquisition.

The historical financial information of GTY Cayman prior to the Acquisition is not being reflected in the Predecessor financial statements as these historical amounts have been determined not to be useful to a user of the financial statements. GTY Cayman’s operations prior to the Acquisition, other than income from the Trust Account investments and transaction expenses, were nominal.

The Company believes that Predecessor activities related to investments, intangible assets, stock-based compensation, goodwill, fair value measurements and notes payable were either quantitatively or qualitatively immaterial. Therefore, the Company did not disclose these Predecessor activities in the following unaudited footnotes.

Principles of Consolidation

The Successor Period condensed consolidated financial statements include all accounts of the Company and its subsidiaries. The Predecessor Period condensed consolidated financial statements include all accounts of the Acquired Companies and the Acquired Companies’ subsidiaries. All material intercompany transactions and balances have been eliminated in the accompanying condensed consolidated financial statements.

Segments

The Company has six operating segments. The Company’s Chief Executive Officer and Chief Financial Officer, who jointly are the Company’s chief operating decision maker, review financial information for each of the Acquired Companies, together with certain operating metrics principally to make decisions about how to allocate resources and to measure the Company’s performance. See Note 12.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash includes cash held in checking and savings accounts. Cash equivalents are comprised of investments in money market mutual funds. Cash and cash equivalents are recorded at cost, which approximates fair value.

Accounts Receivable

Accounts receivable consists of amounts due from our customers, which are primarily located throughout the United States and Canada. Accounts receivable are recorded at the invoiced amount, do not require collateral, and do not bear interest.

The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the Company’s customers may have an inability to meet financial obligations, such as bankruptcy and significantly aged receivables outstanding. Uncollectible receivables are written-off in the period management believes it has exhausted every opportunity to collect payment from the customer. Bad debt expense is recorded when events or circumstances indicate an additional allowance is required based on the Company’s specific identification approach.

The allowance for doubtful accounts for the Successor as of March 31, 2019 and for the Predecessor as of December 31, 2018 was immaterial. Bad debt expense for the period from February 19, 2019 to March 31, 2019 (Successor), the period from January 1, 2019 to February 18, 2019 (Predecessor) and the three months ended March 31, 2018 (Predecessor) was immaterial.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, and accounts receivable. Cash accounts in a financial institution at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2019 and December 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. Additionally, all Canadian Dollars (“CDN”) institution amounts are covered by Canada Deposit Insurance Corporation, or CDIC insurance.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

Use of Estimates

The preparation of the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include revenue recognition, the carrying value of goodwill, the fair value of acquired intangibles, the capitalization of software development costs, and the useful lives intangible assets, stock-based compensation, contingent consideration and the valuation allowance of deferred tax assets resulting from net operating losses.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the condensed consolidated statement of operations in the period realized. Property, plant and equipment is depreciated using the straight-line method over 5 to 15 years. Internal-use software is amortized on a straight-line basis over its estimated useful life or 5 years.

Leasehold improvements are amortized over the shorter of the useful lives or the term of the respective leases.

Depreciation expense recognized by the Company for the period from February 19, 2019 to March 31, 2019 (Successor) was $0.1 million. Depreciation expense recognized by the Predecessor for the period from January 1, 2019 through February 18, 2018 and the three months ended March 31, 2018 was $0.2 million and $0.2 million, respectively.

Capitalized Software Costs

The Company capitalizes costs incurred during the application development stage related to the development of internal-use software and enterprise cloud computing services. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

Intangible Assets (Successor)

Intangible assets consist of acquired customer relationships, acquired developed technology, trade name and non-compete agreements which were acquired as part of the Acquisition. The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the economic benefits are consumed.

Goodwill (Successor)

Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed, and it is presented as Goodwill in the accompanying condensed consolidated balance sheet of the Successor.   Under ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill is not amortized but is subject to periodic impairment testing.  ASC 350 requires that an entity assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  In our evaluation of goodwill for impairment, to be performed annually during the third quarter, we first assess qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative goodwill impairment test. As a result of the Acquisition, we acquired goodwill during the Successor Period. There was minimal goodwill prior to the Acquisition. We did not identify any significant events or circumstances that would require us to perform an impairment test as of March 31, 2019. As such, there was no impairment recognized during the Successor Period.

Business Combinations (Successor)

The Company accounts for business acquisitions using the acquisition method of accounting based on Accounting Standards Codification (“ASC”) 805 — Business Combinations, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their fair value as of the date control is obtained. The Company determines the fair value of assets acquired and liabilities assumed based upon its best estimates of the acquisition-date fair value of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Subsequent adjustments to fair value of any contingent consideration are recorded to the Company’s condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment and intangible assets and goodwill for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. There were no impairments recorded for all periods presented.

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the condensed consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

The Company continues to account for leases prior to January 1, 2019 under ASC Topic 840.

Fair Value (Successor)

The fair value of an asset or liability is the price that would be received to sell an asset or transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value and defines three levels of inputs that may be used to measure fair value.

•	Level 1 — uses quoted prices in active markets for identical assets or liabilities.

•	Level 2 — uses observable inputs other than quoted prices in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment.

The Company’s only material financial instruments carried at fair value as of March 31, 2019, with changes in fair value flowing through current earnings, consist of contingent consideration liabilities recorded in conjunction with business combinations, as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Contingent consideration – current	$11,515	$-	$-	$11,515
Contingent consideration – long term	56,333	-	-	56,333
Total liabilities measured at fair value	$67,848	$-	$-	$67,848

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

There were no transfers made among the three levels in the fair value hierarchy during the three months ended March 31, 2019.

The following table presents additional information about Level 3 liabilities measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for liabilities within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Changes in Level 3 liabilities measured at fair value from February 18, 2019 to March 31, 2019 (in thousands):

Contingent consideration - February 18, 2019	$2,031
Fair value of contingent consideration – Bonfire	325
Fair value of contingent consideration – CityBase	48,410
Fair value of contingent consideration – eCivis	5,859
Fair value of contingent consideration - Questica	9,311
Fair value of contingent consideration – Sherpa	1,898
Change due to fluctuation in foreign currency	14
Contingent consideration - March 31, 2019	$67,848

There was no a material change in fair value of contingent consideration from the Acquired Companies acquisitions through March 31, 2019.

The fair value of the Company’s contingent consideration liabilities recorded as part of the acquisitions has been classified within Level 3 in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments due to the sellers based on each company’s achievement of annual earnings targets in certain years and other events considered in certain transaction documents. The initial fair values of the contingent consideration was calculated through the use of either Monte Carlo simulation or modified Black-Scholes analyses based on earnings projections for the respective earn-out periods, corresponding earnings thresholds, and approximate timing of payments as outlined in the purchase agreements. The analyses utilized the following assumptions: (i) expected term; (ii) risk-adjusted net sales or earnings; (iii) risk-free interest rate; and (iv) expected volatility of earnings. Estimated payments, as determined through the respective models, were further discounted by a credit spread assumption to account for credit risk. The contingent consideration is revalued to fair value each period, and any increase or decrease is recorded in operating income (loss). The fair value of the contingent consideration may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short-term nature of these instruments.

The Company measures certain assets at fair value on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include goodwill and other intangible assets.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Temporary Equity

The Class C exchangeable shares in the capital stock of Questica Exchangeco is convertible into the Company’s common stock and/or redeemable at any time at the option of the holder or the Company in the events not controlled by the Company. The Company has classified the Class C exchangeable shares in the capital stock of Questica Exchangeco as temporary equity in accordance with ASC 480 - "Distinguishing Liabilities from Equity."

Foreign Currency Translation and Transactions

The assets, liabilities and results of operations of certain consolidated entities are measured using their functional currency which is the currency of the primary foreign economic environment in which they operate. Upon consolidating these entities with the Company, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the condensed consolidated balance sheet date and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these entities’ condensed consolidated financial statements are reported in accumulated other comprehensive loss in the condensed consolidated balance sheets and total other comprehensive loss on the condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

Revenue Recognition

The Company adopted the Financial Accounting Standards Board (“FASB”) new revenue recognition framework, ASC 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2017 using the full retrospective approach. The adoption of this standard did not have a material impact on prior revenue recognition or on opening equity, as the timing and measurement of revenue recognition for the Company is materially the same under ASC 606 as it was under the prior relevant guidance.

With the adoption of Topic 606, revenues are recognized upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. If the consideration promised in a contract includes a variable amount, the Company includes an estimate of the amount it expects to receive for the total transaction price if it is probable that a significant reversal of cumulative revenues recognized will not occur.

The Company determines the amount of revenues to be recognized through application of the following steps:

• Identification of the contract, or contracts with a customer;

• Identification of the performance obligations in the contract;

• Determination of the transaction price;

• Allocation of the transaction price to the performance obligations in the contract; and

• Recognition of revenues when or as the Company satisfies the performance obligations.

For contracts where the period between when the Company transfers a promised service to the customer and when the customer pays is one year or less, the Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component.

The Company has made a policy election to exclude from the measurement of the transaction price all taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue producing transaction and collected by the Company from a customer. Such taxes may include but are not limited to sales, use, value added and certain excise taxes.

Disaggregation of Revenues

(Amounts in thousands)

	Successor	Predecessor
	February 19, 2019 through March 31, 2019	January 1, 2019 through February 18, 2019	January 1, 2018 through March 31, 2018
Subscription, support and maintenance	$2,018	$3,253	$4,376
Professional services	721	1,269	1,783
License	295	383	526
Asset sales	-	23	105
Total revenues	$3,034	$4,928	$6,790

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

Revenues

Subscription, support and maintenance. The Company provides software hosting services that provide customers with access to software related support and updates during the term of the arrangement. Revenue is recognized ratably over the contract term as the customer simultaneously receives and consumes the benefits of the subscription service, as the service is made available to the Company. The first year of subscription fees are typically payable within 30 days after the execution of a contract, and thereafter upon renewal. The Company initially record subscription fees as contract liabilities and recognize revenue on a straight-line basis over the term of the agreement.

Our contracts may include variable consideration in the form of usage fees, which are constrained and included in the transaction price in the period in which the usage occurs and the fee is known.

Subscription, support and maintenance revenues also includes kiosk rentals and on-premise support or maintenance pertaining to license sales. Revenues from kiosk rentals and on-premise support are recognized on a straight-line basis over the support period.

Revenue from subscription, support and maintenance comprised approximately 66% of total revenues for the 2019 Successor Period.

Professional services.     The Company’s professional services contracts generate revenue on a time and materials, fixed fee or subscription basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Revenues are recognized ratably over the contract term for subscription contracts. The milestone method for revenue recognition is used when there is substantive uncertainty at the date the contract is entered into whether the milestone will be achieved. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 24% of total revenues for the 2019 Successor Period.

License. Revenues from distinct licenses are recognized upfront when the software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised approximately 10% of total revenues for the 2019 Successor Period.

Asset sales. Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the client and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. There were no revenues from the sale of assets for the 2019 Successor Period.

Contract Liabilities

Contract liabilities primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for subscription services to the Company’s SaaS offerings and related implementation and training. The Company recognizes contract liabilities as revenues when the services are performed and the corresponding revenue recognition criteria are met. The Company receives payments both upfront and over time as services are performed. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. Contract liabilities are reduced as services are provided and the revenue recognition criteria are met. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in current liabilities as contract liabilities, and the remaining portion is recorded in long-term liabilities as contract liabilities, non-current. Revenues of approximately $1.7 million, $2.2 million and $3.9 million were recognized for the Successor Period, the 2019 Predecessor Period, and three months ended March 31, 2018, respectively, that was included in the contract liabilities balances at the beginning of the respective periods.

Cost of revenues

Cost of revenues primarily consists of salaries and benefits of personnel relating to our hosting operations and support, implementation, and grants research. Cost of revenues includes data center costs including depreciation of the Company’s data center assets, third-party licensing costs, consulting fees, and the amortization of acquired technology from recent acquisitions.

Stock Based Compensation

The Company expenses stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Expected Term — The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term.

Expected Volatility — The Company computes stock price volatility over expected terms based on comparable company’s historical common stock trading prices.

Risk-Free Interest Rate — The Company bases the risk-free interest rate on the U.S. Treasuries implied yield with an equivalent remaining term.

Expected Dividend — The Company has never declared or paid any cash dividends on common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in valuation models.

Following are the assumptions used for the stock option grant on February 19, 2019:

Exercise price	$1.82
Expected term (years)	5.1
Expected stock price volatility	74%
Risk-free rate of interest	2%

In accordance with ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, the Company records forfeitures as they occur.

Net Loss per Share

Net loss per common share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Diluted net income per common share is computed similar to basic net income per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue Common Stock were exercised or converted into Common Stock. Due to the net loss for the Successor Period, diluted and basic loss per share are the same.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2019 are as follows:

Warrants to purchase common stock	27,093,334
Options to purchase common stock	399,803
Total	27,493,137

Income Taxes

Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be realized and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs any positive evidence of its forecasted future results. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence, and it will adjust the valuation allowance as sufficient objective positive evidence becomes available. No tax related impact was recorded in the financial statements as a result of the adoption of ASU No. 2016-09.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through March 31, 2019, the Company has not identified any material uncertain tax positions for which liabilities would be required to be recorded.

As a result of the Company’s Acquisition, a temporary difference between the book fair value and tax basis for the assets acquired of $39.9 million was created, resulting in a deferred tax liability and additional goodwill.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. Based on the analysis, on January 1, 2019, the Company recorded right of use assets of approximately $3.6 million, lease liability of approximately $3.8 million.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company has not determined the impact of this guidance on its financial statements.

Note 4. Business Combination

Successor

Business Combination

On February 19, 2019, the Company consummated the Business Combination, pursuant to which it acquired each of Bonfire, CityBase, eCivis, Open Counter, Questica, and Sherpa. In connection with the closing of the Business Combination (the “Closing”), pursuant to the GTY Agreement between the Company, GTY Cayman, and GTY Technology Merger Sub, Inc. (“GTY Merger Sub”), merged with and into GTY Cayman, with GTY Cayman surviving the merger as a direct, wholly-owned subsidiary of the Company, and in connection therewith the Company changed its name from GTY Govtech, Inc. to GTY Technology Holdings Inc. This acquisition qualifies as a business combination under ASC 805. Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition-date fair values, with any excess recognized as goodwill.

Bonfire Acquisition

Under the Bonfire Agreement, at Closing, the Company acquired Bonfire for aggregate consideration of approximately $48.0 million in cash and 2,156,014 shares of Company common stock (valued at $10.00 per share) and 2,161,741 shares of Bonfire Exchangeco, each of which is exchangeable for shares of Company common stock on a one-for-one basis at any time of the holder’s choosing. Of the shares issued to Bonfire Holders, 2,008,283 shares of Company common stock and 2,093,612 exchangeable shares in the capital stock of Bonfire Exchangeco are subject to transfer restrictions for one year, which such transfer restrictions may be lifted earlier if, subsequent to the Closing, (i) the last sale price of the Company common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after Closing, or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their shares of Company common stock for cash, securities or other property. In addition, approximately $3.1 million in cash and 690,000 shares of Company common stock were deposited into escrow for a period of up to one year to cover certain indemnification obligations of the Bonfire Holders.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

Additionally, in accordance with the Bonfire Agreement, 1,218,937 unvested options to purchase shares of Bonfire common stock were converted into 408,667 options to purchase shares of Company common stock.

CityBase Acquisition

Under the CityBase Agreement, at Closing, the Company acquired CityBase for aggregate consideration of approximately $62.2 million in cash and 3,155,961 shares of Company common stock (valued at $10.00 per share). Each CityBase Holder may elect to have their shares subject to transfer restrictions for up to one year or to have their shares subject to redemption at the Company’s option for a promissory note in an amount equal to $10.00 per share redeemed, which note would bear interest at a rate of 8% per annum in the first year after issuance and 10.0% per annum thereafter (subject to an increase of 1% for each additional 6 months that has elapsed without full payment of such note(s)) (which option must be exercised within 90 days after the Closing). Prior to the consummation of the Business Combination, the CityBase Holders agreed to purchase 380,937 Class A Ordinary Shares of GTY Cayman with the proceeds they would have otherwise received from the closing of the CityBase Transaction, which resulted in an approximate $3.8 million reduction to the amount of cash payable to the CityBase Holders. In addition, approximately $2.1 million in cash and 1,000,000 shares of Company common stock were deposited into escrow for a period of up to one year to cover certain indemnification obligations of the CityBase Holders.

eCivis Acquisition

Under the eCivis Agreement and the eCivis Letter Agreement, at Closing, the Company acquired eCivis for aggregate consideration of approximately $14.0 million in cash and 2,883,433 shares of Company common stock (valued at $10.00 per share) (including 703,631 shares of Company common stock which are redeemable for cash at any time in the sole discretion of the Company for a price of $10.00 per share). The shares not subject to a redemption right are subject to transfer restrictions for one year, which such transfer restrictions may be lifted earlier if, subsequent to the Closing, (i) the last sale price of the Company common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after Closing, or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their shares of Company common stock for cash, securities or other property. In addition, approximately $3.6 million in cash and 242,200 shares of Company common stock were deposited into escrow for a period of up to one year to cover certain indemnification obligations of the eCivis Holders.

Open Counter Acquisition

Under the Open Counter Agreement and the Open Counter Letter Agreement, at Closing, the Company acquired Open Counter for aggregate consideration of approximately $9.7 million in cash and 1,580,990 shares of Company common stock (valued at $10.00 per share) that were issued to the holders of Open Counter capital stock (the “Open Counter Holders”) (including 100,000 shares of Company common stock which are redeemable for a promissory note at the sole discretion of the Company within seven days of the Closing, which such promissory note would bear interest at a rate of 8% per annum in the first year after issuance and 10.0% per annum thereafter (subject to an increase of 1% for each additional 6 months that has elapsed without full payment of such note(s))). The shares not subject to a redemption right are subject to transfer restrictions for one year, which such transfer restrictions may be lifted earlier if, subsequent to the Closing, (i) the last sale price of the Company common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after Closing, or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their shares of Company common stock for cash, securities or other property. In addition, approximately $1.3 million in cash and 164,554 shares of Company common stock were deposited into escrow for a period of one year to cover certain indemnification obligations of the Open Counter Holders.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

Questica Acquisition

Under the Questica Agreement and the Questica Letter Agreement, at Closing, the Company indirectly acquired Questica for aggregate consideration of approximately $44.4 million in cash and an aggregate of 2,600,000 Class A exchangeable shares in the capital stock of Questica Exchangeco, which is exchangeable into shares of the Company’s Common Stock, and 1,000,000 Class B shares in the capital stock of Questica Exchangeco, which is not exchangeable into shares of Company common stock, that were issued to the holders of Questica capital stock (the “Questica Holders”). In accordance with the Questica Shareholder Agreement, dated as of February 12, 2019, by and among the Company and certain Questica Holders (the “Questica Shareholder Agreement”), 500,000 Class C exchangeable shares in the capital stock of Questica Exchangeco may be redeemable at the sole discretion of the Company at any time for $5.0 million plus all accrued and unpaid dividends, and may be exchanged for shares of Company common stock beginning on the sixty-first day following the Closing for a number of shares of Company common stock equal to $5.0 million plus accrued and unpaid dividends divided by the lesser of (i) $10.00 or (ii) the 5-day volume weighted average price (“VWAP”) at the time of exchange. For so long as the Class C exchangeable shares remain outstanding, they accumulate a dividend of 5.0% per annum for the first sixty days following the Closing and 10.0% per annum thereafter. The Class A exchangeable shares in the capital stock of Questica Exchangeco are subject to transfer restrictions for one year, which such transfer restrictions may be lifted earlier if, subsequent to the Closing, (i) the last sale price of the Company common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after Closing, or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their shares of Company common stock for cash, securities or other property. In addition, approximately $0.1 million in cash and 800,000 of the exchangeable shares described above were deposited into escrow for a period of one year to cover certain indemnification obligations of the Questica Holders.

Sherpa Acquisition

Under the Sherpa Agreement and the Sherpa Letter Agreement, at Closing, the Company indirectly acquired Sherpa for aggregate consideration of approximately $4.2 million in cash and 100,000 shares of Company common stock (valued at $10.00 per share) all of which are redeemable for a promissory note bearing interest equal to 5.5% per annum in the first year subsequent to issuance and 8.0% per annum thereafter at the sole discretion of the Company within seven days of the Closing. In addition, approximately $0.9 million in cash was deposited into escrow for a period of one year to cover certain indemnification obligations of the Questica Holders.

The following is a summary of consideration paid and issued to each Acquired Company (in thousands):

						Adjusted			Deferred
	Cash	Stock		Contingent		Net			Tax
	Consideration	Consideration		Consideration	Total	Assets	Goodwill	Intangibles	Liability
Bonfire	$51,068	$50,078	(1)	$325	$101,471	$3,639	$81,964	$22,668	$6,800
CityBase	64,261	41,560		48,410	154,231	782	119,741	48,155	14,447
eCivis	17,592	31,256		5,859	54,707	(1,788)	47,397	12,997	3,899
OpenCounter	10,958	17,455		-	28,413	(1,441)	22,524	10,471	3,141
Questica	44,494	31,000	(2)	9,311	84,805	3,652	57,479	33,821	10,147
Sherpa	5,105	1,000		1,898	8,003	1,066	3,497	4,914	1,474
Total	$193,478	$172,349		$65,803	$431,630	$5,910	$332,602	$133,026	$39,908

(1)  Includes $21.6 million of convertible stock consideration

(2)  Includes $31.0 million of convertible stock consideration

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

The following table represents the preliminary allocation of consideration to the assets acquired and liabilities assumed at their estimated acquisition-date fair values. Accordingly, such allocations are considered preliminary and may change within the permissible measurement period, not to exceed one year. (in thousands):

	Bonfire	CityBase	eCivis	OpenCounter	Questica	Sherpa	Total
Cash	$4,641	$2,191	$136	$107	$6,763	$632	$14,470
Accounts receivable, net	323	1,018	720	46	1,257	587	3,951
Prepaid expense and other current assets	607	170	340	-	77	33	1,227
Fixed assets	118	500	56	29	182	2	887
Loan receivable - related party	-	175	-	-	-	-	175
Right of use assets	1,315	-	901	-	296	-	2,512
Other assets	369	783	30	-	1,061	-	2,243
Intangible assets	22,668	48,155	12,997	10,471	33,821	4,914	133,026
Goodwill	81,964	119,741	47,397	22,524	57,479	3,497	332,602
Accounts payable and accrued expenses	(1,084)	(1,191)	(582)	(124)	(911)	(188)	(4,080)
Contract liabilities	(1,221)	(816)	(1,635)	(484)	(2,774)	-	(6,930)
Lease liability - short term	(366)	-	-	-	(296)	-	(662)
Deferred tax liability	(6,800)	(14,447)	(3,899)	(3,141)	(10,147)	(1,474)	(39,908)
Other current liabilities	-	-	(3)	(491)	(767)	-	(1,261)
Finance lease obligations - current portion	-	(139)	-	-	-	-	(139)
Contract and other long-term liabilities	(60)	(1,646)	(56)	-	-	-	(1,762)
Finance lease obligation, less current portion	-	(262)	-	-	-	-	(262)
Long term debt	-	-	-	(525)	-	-	(525)
Lease liability - long term	(1,002)	-	(901)	-	-	-	(1,903)
Contingent consideration - pre-existing	-	-	(794)	-	(1,237)	-	(2,031)
Total consideration	$101,472	$154,232	$54,707	$28,412	$84,804	$8,003	$431,630

Transaction Costs

Transaction costs incurred by the Company associated with the Business Combination were $35.0 million for the Successor Period.

Unaudited Pro Forma Operating Results

The following unaudited pro forma combined financial information has been prepared as if the Business Combination and other related transactions had taken place on January 1, 2018.

The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Business Combination taken place on January 1, 2018; furthermore, the financial information is not intended to be a projection of future results.

The following unaudited pro forma financial information presents results of operations as if the acquisition of the Acquired Companies had occurred on January 1, 2018 (in thousands):

		(Unaudited Pro Forma) (in thousands)
	Successor	Predecessor
	February 19, 2019 through March 31, 2019	January 1, 2019 through February 18, 2019	January 1, 2018 through March 31, 2018

Total revenues	$3,034	$4,928	$6,790
Net loss applicable to common stockholders	(40,052)	(1,713)	(1,923)

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

Note 5. Intangible Assets (Successor)

The Company recognized goodwill and certain identifiable intangible assets in connection with business combinations. See Note 4. Identifiable intangible assets consist of the following as of March 31, 2019 for the Successor (in thousands):

									Period
	Economic								From 02.19.2019
	Life							Gross	to 03.31.2019
	(Years)	Bonfire	CityBase	eCivis	OpenCounter	Questica	Sherpa	Total	Amortization	Net Total

Patents / Developed Technology	6-10	$10,197	$31,789	$3,637	$5,469	$6,090	$1,140	$58,322	$819	$57,503
Trade Names / Trademarks	1 - 13	3,491	8,038	2,573	1,217	1,880	306	17,505	200	17,305
Customer Relationships	10	8,723	7,840	6,641	3,678	25,721	3,396	55,999	629	55,370
Non-Compete Agreements	3	257	488	146	107	130	72	1,200	45	1,155
		$22,668	$48,155	$12,997	$10,471	$33,821	$4,914	$133,026	$1,693	$131,333

Amortization expense recognized by the Company related to intangible assets for the period from February 19, 2019 to March 31, 2019 (Successor) was $1.7 million. Amortization expense recognized by the Predecessor for the period from January 1, 2019 through February 18, 2018 and the three months ended March 31, 2018 (predecessor) was $0.03 million and $0.05 million, respectively.

The estimated aggregate amortization expense for intangible assets over the next five years ending December 31 and thereafter is as follows (in thousands):

Nine months ended December 31, 2019	$11,301
Year ended December 31, 2020	15,068
Year ended December 31, 2021	15,068
Year ended December 31, 2022	15,068
Year ended December 31, 2023	15,068
Year ended December 31, 2024	15,068
Thereafter	44,692
$131,333

Note 6. Related Party Transactions

Convertible Note

On August 8, 2018, GTY Cayman issued the Convertible Note to the Sponsor, pursuant to which GTY Cayman was able to borrow up to $1 million from the Sponsor from time to time. The Convertible Note does not bear interest and the Sponsor agreed to waive all unpaid principal under the Convertible Note until the earlier of May 1, 2019 and the consummation of the business combination. The Sponsor has the option to convert any amounts outstanding under the Convertible Note, up to $1 million in the aggregate, into warrants at a conversion price of $1.50 per warrant. The terms of such warrants will be identical to the private placement warrants. During the quarter ended March 31, 2019, GTY drew down $400,000 on the Convertible Note, resulting in $1,000,000 principal amount outstanding as of March 31, 2019.

Agreements and Arrangements with Certain Institutional Investors

On February 13, 2019, GTY Cayman, the Sponsor, William D. Green, Joseph M. Tucci and Harry L. You (Messrs. Green, Tucci and You, collectively, the “Founders”) entered into agreements and arrangements with certain institutional investors pursuant to which a total of 1,500,000 Class A Ordinary Shares of GTY Cayman were not redeemed in connection with the business combination. An aggregate of 500,000 of such shares are subject to a lock-up pursuant to which such shares may not be transferred until the 91st day following Closing without the consent of the Company and the Founders, and the holder of such shares is entitled to put such shares to the Sponsor and the Founders following the lock-up period for a purchase price equal to the price at which GTY Cayman redeemed Class A Ordinary Shares in connection with the business combination, $10.29 (the “redemption price”), payment of which purchase price is guaranteed by the Company, and to receive from the Company a cash payment, if and to the extent necessary, but not to exceed $250,000, in order to provide such shareholder with at least a 5% return on such shares above the redemption price. With respect to 1,000,000 of such shares, GTY Cayman engaged a broker-dealer to facilitate the purchase of such shares by an institutional investor prior to the Closing for $9.90 per share and agreed to pay such broker-dealer an amount in cash equal to the difference between the redemption price and $9.90. In addition, the Sponsor and the Founders entered into agreements prior to the Closing pursuant to which they are obligated to reimburse the holders of 1,942,953 Class A Ordinary Shares that were not redeemed in connection with the business combination for losses that may be incurred upon the sale of such shares within a specified period following the Closing, up to an agreed-upon limit, and the Company has agreed to guarantee such reimbursement obligations. During the Successor Period the Company paid $4.0 million for losses incurred upon the sale of such shares and in turn the Company reduced its convertible note liability for $1.0 million, resulting a $3.0 million loss on the sale of such shares. The Company recorded this $3.0 million loss as a component of acquisition expenses during the Successor Period. As of March 31, 2019, with the $4.0 million payment for losses, such shares are no longer guaranteed by the Founders or the Company.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

Note 7. Share-Based Compensation

In connection with the Business Combination, the Company adopted a stock option plan and issued 408,667 stock options to employees. The total fair value of the stock options at the grant date was $3.6 million.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of February 18, 2019	-	$-	-	$-
Granted	408,667	1.82	8.5	-
Forfeited/expired	(8,864)	1.16
Outstanding as of March 31, 2019	399,803	$1.83	8.7	$2,784,811
Options vested and exercisable	20,053	$1.60	8.5	$114,356

For the period from February 19, 2019 to March 31, 2019, the Company recorded $0.6 million of share-based compensation expense related to the options. As of March 31, 2019, the Company has $3.0 million of unrecognized share-based compensation cost. During the Successor Period, share-based compensation expense is recorded as a component of general and administrative expenses.

Note 8. Leases

The Company leases office space under agreements classified as operating leases that expire on various dates through 2023. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. Variable expenses generally represent the Company’s share of the landlord’s operating expenses. The Company does not act as a lessor or have any leases classified as financing leases.

At March 31, 2019, the Company had operating lease liabilities of approximately $3.8 million and right of use assets of approximately $3.6 million, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (dollars in thousands):

	Bonfire	CityBase	eCivis	Questica	Total

Operating leases
Operating lease cost	$104	$156	$77	$34	$371
Variable lease cost	-	-	-	-	-
Operating lease expense	104	156	77	34	371
Short-term lease rent expense	-	-	-	-	-
Total rent expense	$104	$156	$77	$34	$371

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

	Bonfire	CityBase	eCivis	Questica	Total

Operating cash flows from operating leases	$103	$161	$77	$33	$374
Right-of-use assets exchanged for operating lease liabilities	$1,271	$1,541	$920	$310	$4,042
Weighted-average remaining lease term – operating leases	3.3	2.5	3.2	3.1	2.9
Weighted-average discount rate – operating leases	10.0%	10.0%	8.0%	4.8%	9.2%

As of March 31, 2019, future minimum lease payments under non-cancellable operating are as follows (in thousands):

	Bonfire	CityBase	eCivis	Questica	Total

Nine months ended December 31, 2019	$311	$489	$232	$101	$1,133
Year Ended December 31, 2020	430	661	309	75	1,475
Year Ended December 31, 2021	445	458	309	56	1,268
Year Ended December 31, 2022	229	-	128	58	415
Year Ended December 31, 2023	-	-	-	14	14
Total	1,415	1,608	978	304	4,305
Less present value discount	(215)	(191)	(117)	(27)	(550)
Operating lease liabilities	$1,200	$1,417	$861	$277	$3,755

Rent expense recognized by the Company for the period from February 19, 2019 to March 31, 2019 (Successor) was $0.4 million.

Note 9. Commitments and Contingencies

Successor

Legal Proceedings

From time to time, the Companies may become involved in legal proceedings arising in the ordinary course of its business. The Companies are not presently a party to any legal proceedings that, if determined adversely to the Companies, would have a material adverse effect on the Companies.

Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor have it been sued in connection with these indemnification arrangements.

As of March 31, 2019, and December 31, 2018, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

Note 10. Shareholders’ Equity

Initial Public Offering Redemption Shares

The Company provided its holders of the outstanding Class A ordinary shares sold in the initial public offering (“public shareholders”) with the opportunity to redeem all or a portion of their public shares in connection with a shareholder meeting called to approve the business combination. The public shareholders were entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account. The remaining 20,289,478 GTY Cayman public shares were recorded at a redemption value and classified as temporary equity upon the completion of the initial public offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In connection with the Business Combination, 11,073,040 Class A ordinary shares of GTY were redeemed for $114.0 million, at a per share price of approximately $10.29. The remaining 9,216,438 shares with a redemption value of $88.9 million were transferred to permanent equity.

Subscription Agreement

Immediately prior to the Closing, pursuant to subscription agreements (the “Subscription Agreements”), dated as of various dates from January 9, 2019 through February 12, 2019, by and among GTY and certain institutional and accredited investors party thereto (the “Subscribed Investors”), GTY Cayman issued to the Subscribed Investors an aggregate of 12,863,098 Class A ordinary shares of GTY for $10.00 per share, for an aggregate cash purchase price of approximately $126.4 million and paid fees of $1.1 million, including three such Subscription Agreements with certain CityBase holders (including Michael Duffy, the chief executive officer of CityBase) for an aggregate of 380,937 Class A ordinary shares of GTY at a price of $10.00 per share, for an aggregate cash purchase price of approximately $3.8 million. The Class A ordinary shares of GTY issued to the Subscribed Investors were cancelled and exchanged on a one-for-one basis for shares of Company common stock at the Closing.

In connection with the Subscription Agreements, immediately prior to the Closing, the Sponsor surrendered to GTY Cayman for cancellation at no cost to GTY 231,179 Class B (founder) shares, which have been retroactively adjusted in the accompanying statement of stockholders equity, and sold 500,000 private placement warrants held by it to an accredited investor in a private placement for an aggregate of $250,000 or $0.50 per warrant (which was $1.00 per warrant less than the price originally paid for such warrants).

GTY Merger Share Exchange

In connection with the GTY Merger, all of the issued and outstanding shares of GTY Cayman were exchanged for an equal number of shares of GTY common stock and immediately before the exchange, each outstanding unit was separated into its component Class A ordinary share and warrant.  Upon the exchange 22,978,520 Class A and 13,568,821 Class B shares of GTY Cayman were exchanged for 36,547,341 shares of Common Stock of GTY.

Shares issued in the Acquisition

As part of the consideration for the Acquisition, the Company issued (a) 11,973,154 shares of Series A common stock, of which 3,937,907 are redeemable at the option of the Company (the “Acquisition Redemption Shares”), (b) 2.6 million Class A and 0.5 million Class C shares of Questica Exchangeco (the “Questica Shares”) and 2,161,741 shares of Bonfire Exchangeco shares (collectively, the “Exchange Shares”) that are exchangeable into an equal number of Common Stock.  The Exchange Shares are recorded as common shares of the Company.  The Company also issued 1,000,000 Class B shares of Questica Shares which are not exchangeable for Common Stock and thus have no value. The 500,000 Class C shares of the Questica shares are redeemable at the option of the shareholder and thus are included in temporary equity in the condensed consolidated balance sheet as of March 31, 2019.  The shares issued as consideration in the Acquisition were valued at $10 per share in the accompanying condensed consolidated financial statements.

In March 2019, 500,000 of the Acquisition Redemption Shares were redeemed by the Company at a price of $10 per share.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

Common Stock – GTY was authorized to issue 400,000,000 shares of Common Stock with a par value of $0.0001 per share. As of March 31, 2019, there were 48,420,495 shares of Common Stock issued and outstanding.

Preferred Shares – GTY was authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of March 31, 2019, there were no preferred shares issued or outstanding.

Warrants

At March 31, 2019, there were a total of 27,093,334 warrants outstanding. The warrants were originally sold as part of the units offered in the IPO. Each warrant entitles the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustments. The warrants may be exercised only for a whole number of shares of Common Stock. No fractional shares will be issued upon exercise of the warrants.

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant, upon not less than 30 days’ prior written notice of redemption to each warrant holder, if, and only if, the reported last sale price of Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders. The warrants were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging.

Note 11. Temporary Equity

The following table summarizes the Company’s Class C exchangeable shares in the capital stock of Questica Exchangeco (Class C”) for the successor period (dollars in thousands):

	Class C
	Shares	Amount
Total Class C classified as temporary equity as of January 1, 2019	-	$-
Issuance of Class C Shares for the acquisition of Questica	500,000	5,000
Total temporary equity as of March 31, 2019	500,000	$5,000

Note 12. Segment Reporting

The Company conducts the business through the following six operating segments: Bonfire, CityBase, eCivis, Open Counter, Questica and Sherpa.

The accounting policies of the operating segments are the same as those described in Note 3. Non-allocated interest expense and various other administrative costs are reflected in Corporate. Corporate assets include cash and cash equivalents, prepaid expenses and other current assets. The following provides operating information about the Company’s reportable segments for the periods presented (in thousands):

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

	GTY	Bonfire	CityBase	eCivis	OpenCounter	Questica	Sherpa	Eliminations	Total
Successor
February 19, 2019 through March 31, 2019
Total revenues	$-	$426	$936	$408	$127	$869	$268	$-	$3,034
Cost of revenues	-	107	893	206	36	263	71	-	1,576
Loss from operations	(18,240)	(2,413)	(3,908)	(1,134)	(242)	(11,366)	(3,164)	-	(40,468)

Predecessor
January 1, 2019 through February 18, 2019
Total revenues	$-	$593	$820	$673	$298	$1,913	$631	$-	$4,928
Cost of revenues	-	124	746	267	51	296	130	-	1,614
Loss from operations	-	(741)	(1,499)	(265)	46	550	354	-	(1,555)

Predecessor
January 1, 2018 through March 31, 2018
Total revenues	$-	$659	$1,245	$1,135	$391	$2,593	$767	$-	$6,790
Cost of revenues	-	148	902	387	124	465	73	-	2,099
Loss from operations	-	(787)	(1,773)	(237)	(76)	561	506	-	(1,806)

Successor
As of March 31, 2019
Goodwill	$-	$81,964	$119,741	$47,397	$22,524	$57,479	$3,497	$-	$332,602
Assets	23,050	110,477	170,863	61,202	32,244	102,119	6,629	(5,920)	500,664

Predecessor
As of December 31, 2018
Goodwill	$-	$-	$123	$585	$-	$1,810	$-	$-	$2,518
Assets	-	6,329	7,215	2,621	316	11,710	1,377	-	29,568

Revenues from North America customers accounted for greater than 90% of the Company’s revenues for the periods presented.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and in our Current Report on Form 8-K/A filed with the SEC on March 18, 2019. Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 and elsewhere in this Form 10-Q. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Certain statements in the following discussions are based on non-GAAP financial measures. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statements of comprehensive income, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. The Company includes non-GAAP financial measures in Management’s Discussion and Analysis, as the Company’s management believes that these measures and the information they provide are useful to investors because they permit investors to view the Company’s performance using the same tools that management uses and to better evaluate the Company’s ongoing business performance. In order to better align the Company’s reported results with the internal metrics used by the Company's management to evaluate business performance as well as to provide better comparisons to prior periods and peer data, non-GAAP measures exclude the impact of purchase accounting related to the Acquisition. See “Reconciliation of Non-GAAP Revenues” below for more information and reconciliations of such measures to the nearest comparable GAAP measures.

Overview

We are a public sector company that offers a cloud-based suite of solutions for North American state and local governments. Our six wholly-owned subsidiaries are Bonfire Interactive Ltd. (“Bonfire”), CityBase, Inc. (“CityBase”), eCivis, Inc. (“eCivis”), Open Counter Enterprises Inc. (“Open Counter”), Questica Inc. (“Questica”), and Sherpa Government Solutions (“Sherpa”). Through our operating subsidiaries, we serve some of the fastest growing segments in the government technology sector, including procurement, payments, grants management, permitting, and budgeting.

We were formed on August 11, 2016 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “business combination”). Until the business combination, we did not engage in any operations nor generated any revenue. We recognized an opportunity to replace costly legacy systems with scalable and efficient Software as a Service, or SaaS, products. Our search led to the acquisition (the “Acquisition”) of Bonfire, CityBase, eCivis, Open Counter, Questica, and Sherpa on February 19, 2019 (the “Closing Date”).

As of March 31, 2019, we had approximately 1,500 customers in the United States and Canada, including counties, municipalities, special districts, law enforcement agencies and public school districts. We plan to increase our customer base by leveraging our comprehensive product portfolio with our existing customer base, investing in direct sales to new customers, and utilizing partnerships with complementary products and services.

The Acquisition was accounted for as a business combination under U.S. GAAP and resulted in a change in accounting basis as of the date of the Acquisition. As a result, our condensed consolidated financial statements for the period beginning on February 19, 2019 are presented on a different basis than that for the periods before February 19, 2019, and therefore are not comparable. As a result of the application of the acquisition method of accounting, our condensed consolidated financial statements and certain presentations are separated into two distinct periods to indicate the different ownership and accounting basis between the periods presented: (i) the period before the consummation of the Acquisition, which includes the period from January 1, 2019 to the Closing Date (“2019 Predecessor Period”) and the three months ended March 31, 2018 (the “2018 Predecessor Period”), and (ii) the period on and after the consummation of the acquisition, which includes the period including and after the Closing Date to March 31, 2019 (“ 2019 Successor Period”).

Expansion and Further Penetration of Our Customer Base.    We employ a strategy that focuses on acquiring new customers and growing our relationships with existing customers over time. We believe significant opportunity exists for us to acquire new customers as well as expand the use of our platforms by selling additional products and increasing the number of users within our current customers’ organizations.

Investment in Growth.    We plan to continue to invest in our business so that we can capitalize on our market opportunity. We intend to continue to grow our sales and marketing team to acquire new customers and to increase sales to existing customers. We intend to continue to grow our research and development team to extend the functionality and range of our applications to bring new and improved solutions to accounting and finance. However, we expect our sales and marketing expenses and research and development expenses as a percentage of revenues to decrease over time as we grow our revenues and gain economies of scale by increasing our customer base and increase sales to our existing customer base. We believe that these investments will contribute to our long-term growth, although they may adversely affect our profitability in the near term.

Leveraging Partnerships.    We plan to continue to strengthen and expand our relationships with technology vendors, professional services firms, and resellers. These relationships enable us to increase the speed of deployment and offer a wider range of integrated services to our customers. We intend to support these existing relationships, seek additional relationships and further expand our channel of resellers to help us increase our presence in existing markets and to expand into new markets. Our business and results of operations will be significantly affected by our success in leveraging and expanding these relationships.

Market Adoption of Our Platforms.    A key focus of our sales and marketing efforts is creating market awareness about the benefits of our cloud-based SaaS platforms. The market for SaaS solutions is less mature than the market for on-premise software applications, and potential customers may be slow or unwilling to migrate from their legacy solutions. Our business and operating results will be significantly affected by the degree to and speed with which organizations adopt our solutions.

Key Components of our Results of Operations

Revenues

Subscription, support and maintenance. We provide software hosting services that provide customers with access to software related support and updates during the term of the arrangement. Revenues are recognized ratably over the contract term as the customer simultaneously receives and consumes the benefits of the subscription service, as the service is made available to us. The first year of subscription fees are typically payable within 30 days after the execution of a contract, and thereafter upon renewal. We initially record subscription fees as contract liabilities and recognize revenues on a straight-line basis over the term of the agreement.

Our contracts may include variable consideration in the form of usage fees, which are constrained and included in the transaction price in the period in which the usage occurs and the fee is known.

Subscription, support and maintenance revenues also includes kiosk rentals and on-premise support or maintenance pertaining to license sales. Revenues from kiosk rentals and on-premise support are recognized on a straight-line basis over the support period.

Revenues from subscription, support and maintenance comprised approximately 66% of total revenues for the 2019 Successor Period.

Professional services.     Our professional services contracts generate revenues on a time and materials, fixed fee or subscription basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Revenues are recognized ratably over the contract term for subscription contracts. The milestone method for revenue recognition is used when there is substantive uncertainty at the date the contract is entered into whether the milestone will be achieved. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 24% of total revenues for the 2019 Successor Period.

License. Revenues from distinct licenses are recognized upfront when the software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised approximately 10% of total revenues for the 2019 Successor Period.

Asset sales. Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the client and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. There were no revenues from the sale of assets for the 2019 Successor Period.

Cost of Revenues

Cost of revenues primarily consists of salaries and benefits of personnel relating to our hosting operations and support, implementation, and grants research. Cost of revenues includes data center costs including depreciation of the Company’s data center assets, third-party licensing costs, consulting fees, and the amortization of acquired technology from recent acquisitions.

Operating Expenses

Sales and marketing

Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including salaries, sales commissions and incentives and benefits, travel and related costs, outside consulting fees, marketing programs, including lead generation, and costs of advertising and trade shows. We defer sales commissions and amortize them ratably over the expected customer life. We expect sales and marketing expenses will increase as we expand our direct sales teams and increase sales through our strategic relationships and resellers.

Research and development

Research and development expenses consist primarily of salaries and benefits associated with our engineering, product and quality assurance personnel. Research and development expenses also include the cost of third-party contractors. Other than internal-use software development costs that qualify for capitalization, research and development costs are expensed as incurred. We expect research and development costs to increase as we develop new solutions and make improvements to our existing platforms.

General and administrative

General and administrative expenses consist primarily of salaries and benefits with our executive, finance, legal, human resources, compliance and other administrative personnel, accounting, auditing and legal professional services fees, recruitment costs, and other corporate-related expenses. We expect that general and administrative expenses will increase as we incur the costs of compliance associated with being a publicly-traded company, including legal, audit and consulting fees.

Results of Operations

We accounted for the Acquisition as a business combination, which resulted in a new basis of accounting. Refer to Note 3 of the notes to our condensed consolidated financial statements for additional information. As a result of the Acquisition, our condensed consolidated financial statements for the period after February 19, 2019 is presented on a different basis than that for the periods before February 19, 2019 due to the application of purchase accounting as of February 19, 2019 and, therefore, are not comparable. To illustrate the effective date of the new basis of accounting, the results below are separated by a black line.

The Acquisition resulted in the following principal impacts for the period subsequent to the Acquisition date:

•	A reduction in revenues in the 2019 Successor Period as a result of the contract liabilities at the Acquisition date being recorded at fair value, an amount less than its then carrying value;

•	Increased amortization expense resulting from recording of intangible assets at fair value. We record amortization of acquired developed technology in cost of revenues, amortization of customer relationships in sales and marketing expenses, and amortization of covenants not to compete and tradename intangible assets in general and administrative expenses;

•	Contingent consideration issued as part of the Acquisition was recorded at fair value each period with changes in fair value recorded in general and administrative costs; and

•	Transaction costs were expensed as incurred as a separate line item in our condensed consolidated statement of operations;

We believe reviewing our operating results for the three months ended March 31, 2019 by combining the results of the 2019 Predecessor Period and Successor Period (“S/P Combined Period”) is more useful in discussing our overall operating performance when compared to the same period in the prior year.

The following table sets forth statements of operations’ categories by operating segment for each of the periods indicated in thousands of dollars.

	Successor	Predecessor	S/P Combined Period (non-GAAP)	Predecessor	Q1 2019 vs Q1 2018
	February 19, 2019 through March 31, 2019	January 1, 2019 through February 18, 2019	January 1, 2019 through March 31, 2019	January 1, 2018 through March 31, 2018	$ Change	% Change

Total revenues
Bonfire	$426	$593	$1,019	$659	$360	54.6%
CityBase	936	820	1,756	1,245	511	41.0%
eCivis	408	673	1,081	1,135	(54)	(4.8%)
Open Counter	127	298	425	391	34	8.7%
Questica	869	1,913	2,782	2,593	189	7.3%
Sherpa	268	631	899	767	132	17.2%
Total Revenues	$3,034	$4,928	$7,962	$6,790	$1,172	17.3%

Cost of revenues
Bonfire	$107	$124	$231	$148	$83	56.1%
CityBase	893	746	1,639	902	737	81.7%
eCivis	206	267	473	387	86	22.2%
Open Counter	36	51	87	124	(37)	(29.8%)
Questica	263	296	559	465	94	20.2%
Sherpa	71	130	201	73	128	175.3%
Total Cost of revenues	$1,576	$1,614	$3,190	$2,099	$1,091	52.0%

Gross profit
Bonfire	$319	$469	$788	$511	$277	54.2%
CityBase	43	74	117	343	(226)	(65.9%)
eCivis	202	406	608	748	(140)	(18.7%)
Open Counter	91	247	338	267	71	26.6%
Questica	606	1,617	2,223	2,128	95	4.5%
Sherpa	197	501	698	694	4	0.6%
Total Gross profit	$1,458	$3,314	$4,772	$4,691	$81	1.7%

Sales and marketing
Bonfire	$627	$589	$1,216	$486	$730	150.2%
CityBase	93	239	332	276	56	20.3%
eCivis	177	147	324	236	88	37.3%
Open Counter	-	2	2	5	(3)	(60.0%)
Questica	481	417	898	608	290	47.7%
Sherpa	-	-	-	-	-	0.0%
Total Sales and marketing	$1,378	$1,394	$2,772	$1,611	$1,161	72.1%

General and administrative
Bonfire	$757	$323	$1,080	$500	$580	116.0%
CityBase	500	453	953	998	(45)	(4.5%)
eCivis	140	235	375	445	(70)	(15.7%)
Open Counter	197	200	397	339	58	17.1%
Questica	132	386	518	485	33	6.8%
Sherpa	185	147	332	189	143	75.7%
Corporate	443	-	443	-	443	100.0%
Total General and administrative	$2,354	$1,744	$4,098	$2,956	$1,142	38.6%

Research and development
Bonfire	$244	$298	$542	$311	$231	74.3%
CityBase	825	826	1,651	842	809	96.1%
eCivis	179	193	372	304	68	22.4%
Open Counter	-	-	-	-	-	-
Questica	224	263	487	473	14	3.0%
Total Research and development	$1,472	$1,580	$3,052	$1,930	$1,122	58.1%

Other operating expenses
Amortization of intangible assets	$1,693	$-	$1,693	$-	1,693	100.0%
Acquisition costs	35,029	151	35,180	-	35,180	100.0%

Other income (expense)
Interest income	$421	$(170)	$251	$(28)	279	100.0%
Other expense	(5)	12	7	170	(163)	100.0%
Total other income (expense), net	$416	$(158)	$258	$142	$116	81.7%

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Total revenues

Our total revenues for the S/P Combined Period increased on a year-over-year basis. This increase was driven by an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers. Our revenues for the S/P Combined Period were $7,962. Excluding the $872 impact of purchase accounting and combining the results of the 2019 Predecessor Period and 2019 Successor Period our total non-GAAP adjusted revenues for the quarter ended March 31, 2019 would have been $8,834 compared to $6,790 for the quarter ended March 31, 2018 on a comparable basis, representing a 30% increase. The change in revenues for each operating segment is due to the following:

Bonfire

Bonfire’s revenues for the S/P Combined Period increased by approximately 55% from $659 to $1,019, due primarily to a 23% increase in its customers from March 31, 2018 to March 31, 2019. Excluding the impact of purchase accounting, Bonfire’s non-GAAP adjusted revenues would have been approximately $1,067 or an increase of 62% for the S/P Combined Period compared to the three months ended March 31, 2018.

CityBase

CityBase’s revenues for the S/P Combined Period increased by 41% from $1,245 to $1,756, due primarily to the addition of a major customer in 2018. Excluding the impact of purchase accounting, CityBase’s non-GAAP adjusted revenues would have been approximately $1,823 or an increase of 46% for the S/P Combined Period compared to the three months ended March 31, 2018.

eCivis

eCivis’ revenues for the S/P Combined Period decreased by 5% from $1,135 to $1,081, due to the impact of purchase accounting. Excluding the impact of purchase accounting, eCivis’ non-GAAP adjusted revenues would have been approximately $1,260 or an increase of 11% for the S/P Combined Period compared to the three months ended March 31, 2018.

Open Counter

Open Counter’s revenues for the S/P Combined Period increased by 9% from $391 to $425, due primarily to an 18% increase in customers from March 31, 2018 to March 31, 2019. Excluding the impact of purchase accounting, Open Counter’s non-GAAP adjusted revenues would have been approximately $528 or an increase of 35% for the S/P Combined Period compared to the three months ended March 31, 2018.

Questica

Questica’s revenues for the S/P Combined Period increased by 7% from $2,593 to $2,782, due primarily to an increase in subscription and support and maintenance revenue. Excluding the impact of purchase accounting, Questica’s non-GAAP adjusted revenues would have been approximately $3,244 or an increase of 25% for the S/P Combined Period compared to the three months ended March 31, 2018.

Sherpa

Sherpa’s revenues for the S/P Combined Period increased by 17% from $767 to $899, due primarily to an increase in professional services. Excluding the impact of purchase accounting, Sherpa’s non-GAAP adjusted revenues would have been approximately $912 or an increase of 19% for the S/P Combined Period compared to the three months ended March 31, 2018.

Total cost of revenues

Our total cost of revenues for the S/P Combined Period have increased on a year-over-year basis. The increase was driven by an increase in headcount in hosting operations and professional services, an increase in hosting costs due to customer expansion, and an increase in third-party product partnership costs. The change in cost of revenues for each operating segment is due to the following:

Bonfire

Bonfire’s total cost of revenues for the S/P Combined Period have increased by 56% due primarily to a 50% increase in headcount from March 31, 2018 to March 31, 2019, consistent with the increase in revenue. The remaining increase was from additional hosting tools and services to support the higher number of customers supported on the platform.

CityBase

CityBase’s total cost of revenues for the S/P Combined Period have increased by 82% due primarily to approximately $459 in banking fees associated with the addition of the major customer in 2018. The remaining increase was due to an increase in contractors and hosting costs due to increased customers.

eCivis

eCivis’ total cost of revenues for the S/P Combined Period have increased by 22% due primarily to a 20% increase in professional services headcount and a 30% increase in third-party product partnership costs.

Open Counter

Open Counter’s total cost of revenues for the S/P Combined Period have decreased by 30% due primarily to a decrease in subcontractor costs.

Questica

Questica’s total cost of revenues for the S/P Combined Period have increased by 20% due primarily to an increase in professional services costs to support the increase in revenue.

Sherpa

Sherpa’s total cost of revenues for the S/P Combined Period have increased by 175% due primarily to an increase in professional services costs to support the increase in revenue.

Operating expenses

Our total operating expenses for the S/P Combined Period have increased due primarily to increases in headcount in sales and marketing, general and administrative, and research and development resulting from growth in the business. The change in operating expenses for each operating segment is due to the following:

Bonfire

Bonfire’s total operating expense for the S/P Combined Period have increased due to a 150% increase in sales and marketing, a 74% increase in research and development and a 116% increase in general and administrative costs. The increase in sales and marketing was primarily due to 20 net new hires, the increase in research and development was primarily due to six net new hires between March 31, 2018 and March 31, 2019 and the increase in general and administrative expenses were due to $0.6 million of stock-based compensation related to 408,667 of stock options granted in February 2019.

CityBase

CityBase’s total operating expense for the S/P Combined Period have increased due to a 96% increase in research and development and a 20% increase in sales and marketing offset by a 5% decrease in general and administrative costs. The increases in research and development and sales and marketing were due to an increase in research and development headcount and an increase in marketing events, respectively.

eCivis

eCivis’ total operating expense for the S/P Combined Period have increased due to a 37% increase in sales and marketing and a 22% increase in research and development offset by a 16% decrease in general and administrative costs. The increase in sales and marketing was primarily due to three net new hires and the increase in research and development was primarily due to two net new hires between March 31, 2018 and March 31, 2019. The decrease in general and administrative costs was primarily due to lower oversight costs at the company level post-Acquisition.

Open Counter

Open Counter’s total operating expense for the S/P Combined Period have increased due to a 17% increase in general and administrative costs commensurate with the increase in revenues.

Questica

Questica’s total operating expense for the S/P Combined Period have increased due primarily to a 48% increase in sales and marketing costs to support revenue growth, including a net increase of six headcount from March 31, 2018 to March 31, 2019.

Sherpa

Sherpa’s total operating expenses for the S/P Combined Period have increased due primarily to a 76% increase in general and administrative costs as a result of increases in salaries and wages.

Other operating expenses

Acquisition costs consists primarily of Acquisition transaction costs, capital market advisory fees, and bonuses incurred as a result of the transaction or a change in control. Amortization of intangible assets consists of the amortization of finite lived intangibles resulting from the Acquisition as described in Note 3 of the notes to our condensed consolidated financial statements.

Other income (expense)

Interest income during the S/P Combined Period was primarily due to the investments held by GTY Corporate during the 2019 Successor Period.

Reconciliation of Non-GAAP Revenues

To supplement our condensed consolidated financial statements, which are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, we have provided a financial measure that has not been prepared in accordance with GAAP: non-GAAP revenues.

We use non-GAAP revenues internally in analyzing our financial results and believe this metric is useful to investors, as a supplement to the corresponding GAAP measure, in evaluating our ongoing operational performance and trends. However it is important to note that particular items we exclude from, or include in, our non-GAAP revenues may differ from the items excluded from, or included in, similar non-GAAP revenue used by other companies in the same industry. Non-GAAP revenues should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Investors are encouraged to review the reconciliation of non-GAAP revenues to revenues. A reconciliation of non-GAAP revenues has been provided.

Non-GAAP revenues are defined as GAAP revenues adjusted for the impact of purchase accounting resulting from the Acquisition. As the Acquisition occurred on February 19, 2019, we believe reviewing our operating results for the S/P Combined Period is more useful in discussing our overall operating performance when compared to the same period in the prior year.

Below is a reconciliation of non-GAAP revenues to revenues:

	Three Months Ended March 31,
	Bonfire	CityBase	eCivis	Open Counter	Questica	Sherpa	Total Revenue
Pro forma Revenues - S/P combined Period 2019	$1,019	$1,756	$1,081	$425	$2,782	$899	$7,962
Purchase accounting adjustment to revenue	48	67	179	103	462	13	872
(Non-GAAP) Pro forma as Adjusted Revenues 2019	$1,067	$1,823	$1,260	$528	$3,244	$912	$8,834

Predecessor Revenue 2018	$659	$1,245	$1,135	$391	$2,593	$767	$6,790

% change	62%	46%	11%	35%	25%	19%	30%

Liquidity and Capital Resources

As of March 31, 2019, we had a cash balance of approximately $22.9 million. Through March 31, 2019, our liquidity needs were satisfied through proceeds from our initial public offering and funds held in the Trust Account (see Note 10—Shareholders’ Equity—to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q), proceeds from the PIPE Transaction (as defined below) and proceeds from the Convertible Note (as defined below).

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, we had an accumulated deficit of approximately $35.1 million at March 31, 2019, a net loss of approximately $40.1 million and approximately $25.3 million net cash used in operating activities for the successor period from February 19, 2019 through March 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern.

We are attempting to further expand its customer base; scale up its production of various products; and increase revenue; however, our cash position may not be sufficient to support our daily operations through the next twelve months from the date of filing this 10-Q. Our ability to continue as a going concern is dependent upon our ability to raise additional funds by way of a public or private offering and its ability to further generate sufficient revenue. While we believe in the viability of its platform and in our ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.

PIPE Transaction

Immediately prior to the closing of the business combination (the “Closing”), pursuant to subscription agreements (the “Subscription Agreements”), dated as of various dates from January 9, 2019 through February 12, 2019, by and among GTY Cayman and certain institutional and accredited investors party thereto (the “Subscribed Investors”), GTY Cayman issued to the Subscribed Investors an aggregate of 12,853,098 Class A ordinary shares of GTY for $10.00 per share, for an aggregate cash purchase price of approximately $126.3 million, including three such Subscription Agreements with certain CityBase holders (including Michael Duffy, the chief executive officer of CityBase) for an aggregate of 380,937 Class A ordinary shares of GTY Cayman at a price of $10.00 per share, for an aggregate cash purchase price of approximately $3.8 million (the “PIPE Transaction”). The Class A ordinary shares of GTY Cayman issued to the Subscribed Investors were cancelled and exchanged on a one-for-one basis for shares of Company common stock at the Closing.

Convertible Note

To finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of GTY’s officers and directors were able, but were not obligated to, loan us funds as may be required (“Working Capital Loans”). On August 8, 2018, the Sponsor agreed to provide up to $1 million in Working Capital Loans in the form of a convertible note (the “Convertible Note”). Amounts outstanding under the Convertible Note may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of GTY’s initial business combination, we did not seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we did not believe third parties would be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in GTY’s Trust Account. As of March 31, 2019, we borrowed $1 million under the Convertible Note.

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (amounts in thousands):

	Successor	Predecessor
	February 19, 2019 through March 31, 2019	January 1, 2019 through February 18, 2019	January 1, 2018 through March 31, 2018
Net cash (used in) provided by operating activities	$(25,271)	$284	$(1,021)
Net cash provided by (used in) investing activities	$38,628	$1,516	$(190)
Net cash provided by (used in) financing activities	$9,616	$(539)	$2,730

Net Cash (Used in) Provided by Activities

Our net loss and cash flows from operating activities are significantly influenced by the Acquisition and our investments in headcount and infrastructure to support anticipated growth.

For the Successor Period, net cash used in operations was $25.3 million resulting from our net loss of $40.1 million and offset by changes in operating assets and liabilities of $12.1 million and net non-cash expenses of $2.6 million. The $12.1 of net cash flows provided as a result of changes in our operating assets and liabilities was primarily due to a $14.9 million increase in accounts payable and accrued liabilities due in part to an $11.4 tax liability assumed as a result of the Acquisition and included in Acquisition costs. The $2.6 million of non-cash expenses was comprised of $1.7 million of amortization of intangible assets acquired as a result of the Acquisition and $0.6 million from share-based compensation.

For the Predecessor Period, net cash provided by operations was $0.3 million resulting from our changes in operating assets and liabilities of $1.6 million and net non-cash expenses of $0.4 million offset by our net loss of $1.7 million. The $1.6 million of net cash flows provided as a result of changes in our operating assets and liabilities was primarily due to a $2.2 million decrease in accounts receivable resulting from seasonality in billings and offset by a $0.8 million decrease in accounts payable. The $0.4 million of non-cash expenses was primarily comprised of $0.2 million of depreciation of property and equipment.

For the three months ended March 31, 2018, net cash used in operations was $1.0 million resulting from our net loss of $1.7 million and offset by changes in operating assets and liabilities of $0.3 million and net non-cash expenses of $0.3 million. The $0.3 million of net cash flows provided as a result of changes in our operating assets and liabilities was due to a $0.7 million increase in accounts payable and accrued liabilities offset by a $0.2 million increase in accounts receivable and a $0.1 million increase in prepaid expenses. The $0.3 million of non-cash expenses was primarily comprised of $0.2 million of depreciation of property and equipment.

Net Cash Provided by (Used in) Investing Activities

Our primary investing activities have consisted of investments in marketable securities and capital expenditures. In February 2019, we completed our Acquisition and the resulting cash flow impact is described below in the Successor Period.

For the Successor Period, cash provided by investing activities was $38.6 million resulting from $217.6 million of cash held in a trust and offset primarily due to the Acquisition which had a cash purchase price of $179.0 million net of cash acquired.

For the Predecessor Period, cash provided by investing activities was $1.5 million due to a $1.5 million sale of marketable securities by Questica.

For the three months ended March 31, 2018, cash used in investing activities was $0.2 million resulting from the purchase of capital expenditures.

Net Cash Provided By (Used in) Financing Activities

For the Successor Period, cash provided by financing activities was $9.6 million primarily as a result of the successful private placement of $125.3 million and offset by the redemption of shares in the amount of $115.0 million.

For the Predecessor Period, cash used in financing activities was $0.5 million primarily as a result of member distributions of $0.5 million.

For the three months ended March 31, 2018, cash provided by financing activities was $2.7 million primarily as a result of $3.3 million of proceeds from borrowings offset by member distributions of $0.5 million.

Critical Accounting Policies and Use of Estimates

See Note 3 of the notes to our condensed consolidated financial statements.

Recent Accounting Pronouncements

The impact of recently issued accounting standards is set forth in Note 3, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. Other than the guarantees described in Note 9—Shareholders’ Equity—Agreements and Arrangements with Certain Institutional Investors—to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q, we have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commitments

As of March 31, 2019, there were no significant changes to our contractual obligations from those presented as of December 31, 2018 in our Current Report Form 8-K/A filed with the SEC on March 18, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

During the three months ended March 31, 2019, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Current Report Form 8-K/A filed with the SEC on March 18, 2019 for the year ended December 31, 2018.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended March 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the year ended December 31, 2018, we disclosed that the Acquired Companies identified certain material weaknesses in their internal controls over financial reporting. These material weaknesses related to: (i) deficiencies in Bonfire’s period end financial statement close process, (ii) each of CityBase’s, eCivis’s, Open Counter’s and Sherpa’s limited segregation of duties with regard to financial reporting activities such as payroll entry and processing due to the size of their respective accounting departments and (iii) deficiencies in Questica’s period end financial statement close process resulting from, among other things, the preparation of financial statements for the proxy statement/prospectus with a different fiscal year end than its historical fiscal year end.

We believe that, as of March 31, 2019, we have remediated these material weaknesses and improved the effectiveness of our internal control over financial reporting by implementing additional controls related thereto.

The remediation efforts Management took to address the previously identified material weaknesses include, but are not limited to, the following:

•	Implementation of specific policies and procedures with detailed instructions to the Acquired Companies in order to adequately communicate the requirements around processes and controls;

•	Implementation of controls over manual journal entries and account reconciliations, including improving controls and procedures related to the timeliness and effectiveness of our review and approval procedures;

•	Expansion of our financial leadership team by adding employees and external consultants, each with the commensurate knowledge, experience, and training to properly support our financial reporting and accounting functions including overseeing that the first two items listed are timely and adequately implemented; and

•	Adoption of formal accounting policies related to non-routine complex transactions, such accounting for business combinations, revenue recognition, equity classification, deferred income taxes and derivative accounting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2019, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

See Note 10 – Shareholders’ Equity – “GTY Merger Share Exchange” and “Shares issued in the Acquisition” sections.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description
2.1	Amendment No. 3, dated February 12, 2019, to the Agreement and Plan of Merger, dated September 12, 2018, by and among CityBase, Inc., GTY Cayman, GTY Technology Holdings Inc. (Massachusetts), GTY CB Merger Sub, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on February 14, 2019).

2.2	Form of eCivis Shareholder Agreements (incorporated by reference to Exhibit 2.2 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on February 14, 2019).

2.3	Form of Open Counter Shareholder Agreements (incorporated by reference to Exhibit 2.3 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on February 14, 2019).

2.4	Questica Shareholder Agreement, dated February 12, 2019, by and among GTY Cayman, GTY Technology Holdings Inc. (f/k/a GTY Govtech, Inc.), Shockt Inc. and 1176368 B.C. Ltd. (incorporated by reference to Exhibit 2.4 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on February 14, 2019).

2.5	Sherpa Shareholder Agreement, dated February 12, 2019, by and among GTY Cayman, GTY Technology Holdings Inc. (f/k/a GTY Govtech, Inc.) and David Farrell (incorporated by reference to Exhibit 2.5 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on February 14, 2019).

2.6	Amendment No. 1, dated February 19, 2019, to the Amended and Restated Agreement and Plan of Merger, dated December 28, 2018, by and among Open Counter Enterprises Inc., GTY Cayman, OC Merger Sub, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2019).

3.1	Restated Articles of Organization of GTY Technology Holdings Inc. (f/k/a GTY Govtech, Inc.) (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2019).

4.1	Assignment and Assumption Agreement, dated February 19, 2019, by and between GTY Cayman, GTY Technology Holdings Inc. (f/k/a GTY Govtech, Inc.) and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2019).

10.1	Form of Subscription Agreement, by and between GTY Cayman and certain institutional and accredited investors (incorporated by reference to Exhibit 10.1 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on January 14, 2019).

10.2	Subscription Agreement, dated February 13, 2019, by and among GTY Cayman and Michael Duffy (incorporated by reference to Exhibit 10.1 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on February 14, 2019).

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May, 2019.

GTY TECHNOLOGY HOLDINGS INC.

/s/ Stephen Rohleder
Name:	Stephen Rohleder
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Harry L. You
Name:	Harry L. You
Title:	Chief Financial Officer
(Principal Financial Officer)

