Form 10-Q
period 2019-06-30
GTY Technology Holdings Inc.
filed 2019-08-09
CIK 1682325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

GTY TECHNOLOGY HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Massachusetts	001-37931	83-2860149
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

As of August 9, 2019, 52,156,018 shares of common stock, par value $0.0001 per share, were issued and outstanding.

GTY TECHNOLOGY HOLDINGS INC.

Form 10-Q

For the Quarter Ended June 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Successor	Predecessor
	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$25,444	$13,217
Investments	-	1,398
Accounts receivable, net	8,331	5,988
Prepaid expenses and other current assets	2,142	1,250
Total current assets	35,917	21,853

Property and equipment, net	2,679	1,124
Right of use assets	3,221	-
Loan receivable - related party	-	177
Intangible assets, net	127,461	1,564
Goodwill	332,602	2,518
Other assets	2,418	2,332
Total assets	$504,298	$29,568

Liabilities, Temporary Equity and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$8,687	$5,969
Contract liabilities	12,807	11,732
Notes payable and accrued expenses - related party	76	-
Warrant liability	-	87
Financing lease obligations - current portion	544	138
Lease liability - current portion	1,664	-
Contingent consideration - current portion	12,169	-
Notes payable	-	450
Total current liabilities	35,947	18,376

Contract and other long-term liabilities	1,634	3,215
Deferred rent	-	62
Long-term debt, less current portion	-	433
Deferred tax liability	38,238	-
Financing lease obligations - less current portion	1,091	268
Lease liability - less current portion	1,858	-
Contingent consideration - less current portion	56,333	2,092
Total liabilities	135,101	24,446

Commitments and contingencies
Preferred stock	-	42,264

Shareholders’ equity (deficit):
Common stock, par value $0.0001; 400,000,000 shares authorized; 52,520,612 shares issued and 52,155,614 shares outstanding as of June 30, 2019, net of treasury stock	5	-
Exchangeable shares, no par value, 5,761,741 shares issued and outstanding as of June 30, 2019	47,617	-
Acquired Companies' common stock	-	148
Additional paid in capital	364,614	7,835
Accumulated other comprehensive income (loss)	186	(174)
Treasury stock, at cost, 364,998 shares as of June 30, 2019	(3,413)	-
Accumulated deficit	(39,812)	(44,951)
Total shareholders' equity (deficit)	369,197	(37,142)
Total liabilities, temporary equity and shareholders’ equity (deficit)	$504,298	$29,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Successor		Predecessor
	Three Months Ended	February 19, 2019 through	January 1, 2019 through	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019	February 18, 2019	June 30, 2018	June 30, 2018
Revenues	$8,246	$11,280	$4,928	$6,614	$13,404
Cost of revenues	2,931	4,507	1,614	2,174	4,273
Gross Profit	5,315	6,773	3,314	4,440	9,131

Operating expenses
Sales and marketing	4,159	5,537	1,394	2,034	3,645
General and administrative	7,676	10,030	1,744	3,469	6,425
Research and development	3,135	4,607	1,580	2,295	4,225
Amortization of intangible assets	3,872	5,565	-	-	-
Acquisition costs	(2,280)	32,749	151	-	-
Total operating expenses	16,562	58,488	4,869	7,798	14,295
Loss from operations	(11,247)	(51,715)	(1,555)	(3,358)	(5,164)

Other income (expense)
Interest income (expense)	(108)	313	(170)	(34)	(62)
Loss from repurchase of shares	(904)	(904)	-	-	-
Other income	187	182	12	557	727
Total other income (expense), net	(825)	(409)	(158)	523	665

Net loss before income taxes	(12,072)	(52,124)	(1,713)	(2,835)	(4,499)
Income tax benefit	1,670	1,670	-	-	-
Net loss	(10,402)	(50,454)	(1,713)	(2,835)	(4,499)

Other comprehensive income
Foreign currency translation gain	186	186	-	-	-
Total other comprehensive income	186	186	-	-	-
Comprehensive loss	$(10,216)	$(50,268)	$(1,713)	$(2,835)	$(4,499)

Net loss	(10,402)	(50,454)	(1,713)	(2,835)	(4,499)

Cumulative preferred stock dividends	-	-	-	(262)	(521)
Deemed dividend for Exchangable Shares - Series C	(183)	(183)
Net loss applicable to common shareholders	$(10,585)	$(50,637)	$(1,713)	$(3,097)	$(5,020)

Net loss per share, basic and diluted	$(0.22)	$(1.03)
Weighted average common shares outstanding, basic and diluted	49,159,484	48,942,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(DEFICIT)

(Unaudited)

(Amounts in thousands, except share and per share amounts)

						Three Months Ended June 30, 2019
Successor												Accumulated
							Series C					Other
	Common Stock		Class A		Class B		Exchangeable Shares		Additional	Treasury	Accumulated	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Stock	Deficit	Income	Equity (Deficit)
Balance - March 31, 2019	48,420,495	$5	-	$-	-	$-	5,761,741	$47,617	$333,727	$(1,000)	$(29,410)	$-	$350,939
Net loss	-	-	-	-	-	-	-	-	-	-	(10,402)		(10,402)
Common Stock issued for Exchangeable Shares - Class C	500,000	-	-	-	-	-	-	-	3,860	-	-	-	3,860
Share-based compensation	-	-	-	-	-	-	-	-	1,760	-	-	-	1,760
Private placement of Common Stock, net of costs	3,500,000	-	-	-	-	-	-	-	25,450	-	-	-	25,450
Common Stock repurchases	(264,998)	-	-	-	-	-	-	-	-	(2,413)	-	-	(2,413)
Cashless stock option exercises	117	-	-	-	-	-	-	-	-	-	-	-	-
Currency translation gain	-	-	-	-	-	-	-	-	-	-	-	186	186
Deemed dividend for Exchangeable Shares - Class C	-	-	-	-	-	-	-	-	(183)	-	-	-	(183)
Balance - June 30, 2019	52,155,614	$5	-	$-	-	$-	5,761,741	$47,617	$364,614	$(3,413)	$(39,812)	$186	$369,197

Successor						Six Months Ended June 30, 2019
												Accumulated
												Other
	Common Stock		Class A		Class B		Exchangeable Shares		Additional	Treasury	Accumulated	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Stock	Deficit	Income	Equity (Deficit)
Balance - December 31, 2018	-	$-	898,984	$-	13,568,821	$1	-	$-	$-	$-	$9,920	$-	$9,921
Net loss	-	-	-	-	-	-	-	-	-	-	(50,454)		(50,454)
Ordinary shares no longer subject to possible redemption	-	-	9,216,438	1	-	-	-	-	88,190	-	722	-	88,913
Private placement of Class A shares, net of costs			12,863,098	2	-	-	-	-	125,256	-	-	-	125,258
Exchange of shares in GTY Merger	36,547,341	4	(22,978,520)	(3)	(13,568,821)	(1)	-	-	-	-	-	-	-
Common Stock issued for acquisitions	11,973,154	1	-	-	-	-	-	-	119,730	-	-	-	119,731
Shares convertible into Common Stock issued for acquisitions	-	-	-	-	-	-	5,761,741	47,617	-	-	-	-	47,617
Common Stock issued for Exchangeable Shares - Class C	500,000	-	-	-	-	-	-	-	3,860	-	-	-	3,860
Share-based compensation	-	-	-	-	-	-	-	-	2,311	-	-	-	2,311
Private placement of Common Stock, net of costs	3,500,000	-	-	-	-	-	-	-	25,450	-	-	-	25,450
Common Stock repurchases	(364,998)	-	-	-	-	-	-	-	-	(3,413)	-	-	(3,413)
Cashless stock option exercises	117
Currency translation gain	-	-	-	-	-	-	-	-	-	-	-	186	186
Deemed dividend for Exchangeable Shares - Class C	-	-	-	-	-	-	-	-	(183)	-	-	-	(183)
Balance - June 30, 2019	52,155,614	$5	-	$-	-	$-	5,761,741	$47,617	$364,614	$(3,413)	$(39,812)	$186	$369,197

Predecessor from December 31, 2018 to February 18, 2019
Predecessor
Balance as of December 31, 2018	$(37,142)
Net loss	(1,713)
Stock compensation	61
Exercise of stock options	13
Shareholders'/Members' equity activity	5,629
Balance as of February 18, 2019	$(33,152)

Predecessor from March 31, 2018 to June 30, 2018
Predecessor
Balance as of March 31, 2018	$(17,982)
Net loss	(2,835)
Stock compensation	169
Shareholders'/Members' equity activity	402
Balance as of June 30, 2018	$(20,246)

Predecessor from December 31, 2017 to June 30, 2018
Predecessor
Balance as of December 31, 2017	$(15,902)
Net loss	(4,499)
Stock compensation	212
Shareholders'/Members' equity activity	(57)
Balance as of June 30, 2018	$(20,246)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Successor	Predecessor
	February 19,	January 1, 2019 through	Six Months
	2019 through June 30, 2019	February 18, 2019	Ended June 30, 2018
Cash flows from operating activities:
Net loss	$(50,454)	$(1,713)	$(4,499)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	185	177	151
Amortization of intangible assets	5,565	32	99
Amortization of right of use assets	256	165	-
Share-based compensation	2,311	61	212
Deferred income tax benefit	(1,670)	-	-
Bad debt expense	11	6	-
Loss on disposal of property and equipment	-	-	50
Foreign exchange loss on payment of vested options	14	-	-
Change in fair value of contingent consideration	-	(37)	-
Change in fair value of warrant liability	-	(18)	-
Unrealized gain on marketable securities	-	-	(50)
Gain on sale of marketable securities	-	-	39
Accrual of Paid In Kind interest	-	-	8
Changes in operating assets and liabilities:
Accounts receivable	(4,365)	2,190	(872)
Prepaid expenses and other assets	(816)	202	(423)
Accounts payable and accrued liabilities	4,991	(781)	1,091
Net cash (used in) provided by operating activities	(43,972)	284	(4,194)

Cash flows from investing activities:
Proceeds from cash held in trust	217,642	-	-
Proceeds from sale of property and equipment	-	-	1
Purchase of marketable securities	-	-	(335)
Proceeds from the sales of marketable securities	-	1,531	344
Acquisitions, net of cash acquired	(179,008)	-	-
Capital expenditures	(621)	(15)	(64)
Net cash provided by (used in) investing activities	38,013	1,516	(54)

Cash flows from financing activities:
Proceeds from borrowings	-	35	4,157
Repayments of borrowings	(409)	(69)	(15)
Stock options exercised	-	13	1
Contingent consideration payments	-	-	(50)
Proceeds from issuances of Predecessor preferred shares	-	-	602
Member distribution	-	(500)	(659)
Common Stock repurchases	(3,413)	-	-
Redemption of Class A Ordinary Shares	(113,982)	-	-
Redemption of Exchangable Shares - Class C	(1,323)	-	-
Proceeds received from private placement of Class A shares, net of costs	125,258	-	-
Proceeds received from private placement of Common Stock, net of costs	25,450	-	-
Proceeds from disposal of fixed assets	-	1	-
Repayments of finance lease obligations	(131)	(19)	(6)
Net cash provided by (used in) financing activities	31,450	(539)	4,030

Effect of foreign currency on cash	(99)	(721)	(793)

Net change in cash and cash equivalents	25,392	540	(1,011)
Cash and cash equivalents, beginning of period	52	13,929	12,441
Cash and cash equivalents, end of period	$25,444	$14,469	$11,430

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Noncash Investing Activity:
Stock consideration for the Acquisitions	$172,349	$-	$-
Reduction in convertible note liability	$1,000	$-	$-
Capital leases	$1,363

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

GTY is a public sector SAAS company which offers a cloud-based suite of solutions primarily for North American state and local governments. GTY’s cloud-based suite of solutions for state and local governments addresses functions in procurement, payments, grant management, budgeting and permitting. The following is a brief description of each of the Acquired Companies.

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

Bonfire offers customers and their sourcing professionals a modern SaaS application that helps find, engage, evaluate, negotiate and award vendor and supplier contracts. Bonfire delivers workflow automation, data collection and analysis, and collaboration to drive cost savings, compliance, and strategic outcomes. All of Bonfire’s applications are delivered as a SaaS offering, and Bonfire does not market or sell professional services.

CityBase

CityBase, a Delaware corporation headquartered in Chicago, provides dynamic content, digital services, and integrated payments via a SaaS platform that includes technological functionality accessible via web and mobile, kiosk, point-of-sale, and other channels. CityBase software integrates its platform to underlying systems of record, billing, and other source systems, and configures payments and digital services to meet the requirements of its customers. Its customers include government agencies and utility companies.

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

Open Counter

Open Counter, a Delaware corporation headquartered in San Francisco, California, is a developer and provider of software tools for cities to streamline permitting and licensing services for municipal governments. Open Counter provides customers with software through a hosted platform and also provides professional services related to software implementation.

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

Questica Inc. was organized in 1998 as an Ontario corporation, maintains two offices located in Burlington, Ontario, Canada and serves the Healthcare, K-12, Higher Education and Local Government verticals primarily in North America. Questica USCDN was organized in 2017 as an Ontario corporation and Questica Ltd. was incorporated in 2017 in the United States as a Delaware corporation. Questica Ltd. is located in Huntington Beach, California, primarily serving the non-profit market and services a limited number of customers in the public and private sector. The majority of the Questica Ltd.’s customers are located in the U.S. and Canada, and as well as some international customers, primarily located in the United Kingdom and Africa.

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

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $39.8 million at June 30, 2019, a net loss of approximately $50.5 million and approximately $44.0 million net cash used in operating activities for the successor period from February 19, 2019 through June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019 and the Company’s Current Report Form 8-K/A filed with the SEC on March 18, 2019. Certain reclassifications have been made to conform to current period presentation.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

The Acquisition was accounted for as a business combination using the acquisition method of accounting. The Company’s financial statement presentation distinguishes the results of operations into two distinct periods: (i) the period before the consummation of the Acquisition, which includes the period from January 1, 2019 to the Closing Date (the “2019 Predecessor Period”), the three and six months ended June 30, 2018 (the “2018 Predecessor Period”) and (ii) the period after consummation of the Acquisition which includes the three months ended June 30, 2019 and the period including and after the Closing Date to June 30, 2019 (“2019 Successor Period”), the period including and after the Closing Date to March 31, 2019 (“Q1 2019 Successor Period”) and the three months ended June 30, 2019. The accompanying condensed consolidated financial statements include a black line division which indicates that the Acquired Companies and the Company’s financial information are presented on a different basis and are therefore, not comparable.

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

Segments

The Company has six operating segments. The Company’s Chief Executive Officer and Chief Financial Officer, who jointly are the Company’s chief operating decision maker, review financial information for each of the Acquired Companies, together with certain consolidated operating metrics, to make decisions about how to allocate resources and to measure the Company’s performance. See Note 12.

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

The allowance for doubtful accounts for the Successor as of June 30, 2019 and for the Predecessor as of December 31, 2018 was immaterial. Bad debt expense for all periods presented was immaterial.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, and accounts receivable. Cash accounts in a financial institution at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2019 and December 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. Additionally, all Canadian Dollars (“CDN”) institution amounts are covered by Canada Deposit Insurance Corporation, or CDIC insurance.

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Goodwill (Successor)

Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed, and it is presented as Goodwill in the accompanying condensed consolidated balance sheet of the Successor.   Under ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill is not amortized but is subject to periodic impairment testing.  ASC 350 requires that an entity assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  In our evaluation of goodwill for impairment, to be performed annually during the third quarter, we first assess qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, was determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform the quantitative goodwill impairment test. As a result of the Acquisition, the Company acquired goodwill during the Successor Period. There was minimal goodwill prior to the Acquisition. The Company did not identify any significant events or circumstances that would require us to perform an impairment test as of June 30, 2019. As such, there was no impairment recognized during the Successor Period.

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

The Company accounted for leases prior to January 1, 2019 under ASC Topic 840.

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

The Company’s only material financial instruments carried at fair value as of June 30, 2019, with changes in fair value flowing through current earnings, consist of contingent consideration liabilities recorded in conjunction with business combinations, as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Contingent consideration – current	$12,169	$-	$-	$12,169
Contingent consideration – long term	56,333	-	-	56,333
Total liabilities measured at fair value	$68,502	$-	$-	$68,502

There were no transfers made among the three levels in the fair value hierarchy during the three months ended June 30, 2019.

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

Changes in Level 3 liabilities measured at fair value from February 18, 2019 to June 30, 2019 were as follows (in thousands):

Contingent consideration - February 18, 2019	$2,685
Fair value of contingent consideration - Bonfire	325
Fair value of contingent consideration - CityBase	48,410
Fair value of contingent consideration - eCivis	5,859
Fair value of contingent consideration - Questica	9,311
Fair value of contingent consideration - Sherpa	1,898
Change due to fluctuation in foreign currency	14
Contingent consideration - June 30, 2019	$68,502

There was no material change in fair value of contingent consideration from the closing of the Acquisition (February 18, 2019) through June 30, 2019.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

The fair value of the Company’s contingent consideration liabilities recorded as part of the Acquisition has been classified within Level 3 in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments due to the sellers based on each company’s achievement of annual earnings targets in certain years and other events considered in certain transaction documents. The initial fair values of the contingent consideration were calculated through the use of either Monte Carlo simulation or modified Black-Scholes analyses based on earnings projections for the respective earn-out periods, corresponding earnings thresholds, and approximate timing of payments as outlined in the purchase agreements for each of the Acquired Companies. The analyses utilized the following assumptions: (i) expected term; (ii) risk-adjusted net sales or earnings; (iii) risk-free interest rate; and (iv) expected volatility of earnings. Estimated payments, as determined through the respective models, were further discounted by a credit spread assumption to account for credit risk. The contingent consideration is revalued to fair value each period, and any increase or decrease is recorded in operating income (loss). The fair value of the contingent consideration may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

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

Foreign Currency Translation and Transactions

The assets, liabilities and results of operations of certain consolidated entities are measured using their functional currency which is the currency of the primary foreign economic environment in which they operate. Upon consolidating these entities with the Company, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the condensed consolidated balance sheet date and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these entities’ condensed consolidated financial statements are reported in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets and total other comprehensive loss on the condensed consolidated statements of operations.

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

Disaggregation of Revenues

	Successor		Predecessor
	Three Months Ended	February 19, 2019 through	January 1, 2019 through	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019	February 18, 2019	June 30, 2018	June 30, 2018
Subscriptions, support and maintenance	$5,456	$7,473	$3,253	$4,892	$9,268
Professional services	2,116	2,838	1,269	1,453	3,235
License	663	958	383	269	796
Asset sales	11	11	23	-	105
Total revenues	$8,246	$11,280	$4,928	$6,614	$13,404

Revenues

Subscription, support and maintenance. The Company provides software hosting services that provide customers with access to software related support and updates during the term of the arrangement. Revenue is recognized ratably over the contract term as the customer simultaneously receives and consumes the benefits of the subscription service, as the service is made available to the Company. The first year of subscription fees are typically payable within 30 days after the execution of a contract, and thereafter upon renewal. The Company initially records subscription fees as contract liabilities and recognize revenue on a straight-line basis over the term of the agreement.

Our contracts may include variable consideration in the form of usage fees, which are constrained and recognized once the uncertainties associated with the constraint are resolved, which is when usage occurs and the fee is known.

Subscription, support and maintenance revenues also includes kiosk rentals and on-premise support or maintenance pertaining to license sales. Revenues from kiosk rentals and on-premise support are recognized on a straight-line basis over the support period.

Revenue from subscription, support and maintenance comprised approximately 66% of total revenues for the three months ended June 30, 2019 and the 2019 Successor Period.

Professional services.     The Company’s professional services contracts generate revenue on a time and materials, fixed fee or subscription basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Revenues are recognized ratably over the contract term for subscription contracts. The milestone method for revenue recognition is used when there is substantive uncertainty at the date the contract is entered into whether the milestone will be achieved. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 26% and 25% of total revenues for the three months ended June 30, 2019 and the 2019 Successor Period, respectively.

License. Revenues from distinct licenses are recognized upfront when the software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised approximately 8% of total revenues for the three months ended June 30, 2019 and the 2019 Successor Period.

Asset sales. Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the client and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. Asset sales were less than 1% of total revenues for the three months ended June 30, 2019 and the 2019 Successor Period.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Contract Liabilities

Contract liabilities primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for subscription services to the Company’s SaaS offerings and related implementation and training. The Company recognizes contract liabilities as revenues when the services are performed, and the corresponding revenue recognition criteria are met. The Company receives payments both upfront and over time as services are performed. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. Contract liabilities are reduced as services are provided and the revenue recognition criteria are met. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in current liabilities as contract liabilities, and the remaining portion is recorded in long-term liabilities as contract liabilities, non-current. Revenues of approximately $3.9 million, $5.6 million, $2.2 million, $3.3 million and $7.2 million were recognized for the three months ended June 30, 2019, the 2019 Successor Period, the 2019 Predecessor Period, the three months ended June 30, 2018 and the six months ended June 30, 2018, respectively, that was included in the contract liabilities balances at the beginning of the respective periods.

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

Net Loss per Share

Net loss per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share is computed similar to basic net income per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Due to the net loss for the Successor Period, diluted and basic loss per share are the same.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2019 are as follows:

Warrants to purchase common stock	27,093,334
Unvested restricted stock units	1,049,237
Options to purchase common stock	392,188
Total	28,534,759

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through June 30, 2019, the Company has not identified any material uncertain tax positions for which liabilities would be required to be recorded.

As a result of the Company’s Acquisition, a temporary difference between the book fair value and tax basis for the assets acquired of $39.9 million was created, resulting in a deferred tax liability and additional goodwill.

The following is a rollforward of the Company’s deferred tax liability from February 19, 2019 to June 30, 2019 (in thousands):

Balance - January 1, 2019	$(39,908)
Income tax benefit (associated with the amortization of intangible assets)	1,670
Balance - June 30, 2019	$(38,238)

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"). ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently evaluating the impact of the adoption of ASU 2018-15 on its consolidated financial statements and expects to adopt the new standard in the first quarter of 2020.

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

CityBase Acquisition

Under the CityBase Agreement, at Closing, the Company acquired CityBase for aggregate consideration of approximately $62.2 million in cash and 3,155,961 shares of Company common stock (valued at $10.00 per share). Each CityBase Holder may elect to have their shares subject to transfer restrictions for up to one year or to have their shares subject to redemption at the Company’s option for a promissory note in an amount equal to $10.00 per share redeemed, which note would bear interest at a rate of 8% per annum in the first year after issuance and 10.0% per annum thereafter (subject to an increase of 1% for each additional 6 months that has elapsed without full payment of such note(s)) (which option was not exercised and expired on the 90th day after the Closing). Prior to the consummation of the Business Combination, certain of the CityBase Holders agreed to purchase 380,937 Class A Ordinary Shares of GTY Cayman with the proceeds they would have otherwise received from the closing of the CityBase Transaction, which resulted in an approximate $3.8 million reduction to the amount of cash payable to the CityBase Holders. In addition, approximately $2.1 million in cash and 1,000,000 shares of Company common stock were deposited into escrow for a period of up to one year to cover certain indemnification obligations of the CityBase Holders.

eCivis Acquisition

Under the eCivis Agreement and the eCivis Letter Agreement, at Closing, the Company acquired eCivis for aggregate consideration of approximately $14.0 million in cash and 2,883,433 shares of Company common stock (valued at $10.00 per share) (including 525,060 shares of Company common stock which are still redeemable for cash at any time in the sole discretion of the Company for a price of $10.00 per share). The shares not subject to a redemption right are subject to transfer restrictions for one year, which such transfer restrictions may be lifted earlier if, subsequent to the Closing, (i) the last sale price of the Company common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after Closing, or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their shares of Company common stock for cash, securities or other property. In addition, approximately $3.6 million in cash and 242,200 shares of Company common stock were deposited into escrow for a period of up to one year to cover certain indemnification obligations of the eCivis Holders.

Open Counter Acquisition

Under the Open Counter Agreement and the Open Counter Letter Agreement, at Closing, the Company acquired Open Counter for aggregate consideration of approximately $9.7 million in cash and 1,580,990 shares of Company common stock (valued at $10.00 per share) that were issued to the holders of Open Counter capital stock (the “Open Counter Holders”) (including 100,000 shares of Company common stock which have subsequently been redeemed for a promissory note at the sole discretion of the Company within seven days of the Closing, which such promissory note would bear interest at a rate of 8% per annum in the first year after issuance and 10.0% per annum thereafter (subject to an increase of 1% for each additional 6 months that has elapsed without full payment of such note(s))). The shares that were not subject to a redemption right are subject to transfer restrictions for one year, which such transfer restrictions may be lifted earlier if, subsequent to the Closing, (i) the last sale price of the Company common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after Closing, or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their shares of Company common stock for cash, securities or other property. In addition, approximately $1.3 million in cash and 164,554 shares of Company common stock were deposited into escrow for a period of one year to cover certain indemnification obligations of the Open Counter Holders.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Questica Acquisition

Under the Questica Agreement and the Questica Letter Agreement, at Closing, the Company indirectly acquired Questica for aggregate consideration of approximately $44.4 million in cash and an aggregate of 2,600,000 Class A exchangeable shares in the capital stock of Questica Exchangeco, which is exchangeable into shares of the Company’s common stock, and 1,000,000 Class B shares in the capital stock of Questica Exchangeco, which is not exchangeable into shares of Company common stock, that were issued to the holders of Questica capital stock (the “Questica Holders”). In accordance with the Questica Shareholder Agreement, dated as of February 12, 2019, by and among the Company and certain Questica Holders (the “Questica Shareholder Agreement”), 500,000 Class C exchangeable shares in the capital stock of Questica Exchangeco had been redeemable at the sole discretion of the Company at any time for $5.0 million plus all accrued and unpaid dividends, and may be exchanged for shares of Company common stock beginning on the sixty-first day following the Closing for a number of shares of Company common stock equal to $5.0 million plus accrued and unpaid dividends divided by the lesser of (i) $10.00 or (ii) the 5-day volume weighted average price (“VWAP”) at the time of exchange. In June 2019, these shares were redeemed for 500,000 shares of the Company common stock at the market price of $7.72, or $3.9 million, and transferred to permanent equity, and $1.3 million of cash. The incremental $0.2 million above the stated redemption price was recorded as a deemed dividend in the accompanying condensed consolidated financial statements. The Class A exchangeable shares in the capital stock of Questica Exchangeco are subject to transfer restrictions for one year, which such transfer restrictions may be lifted earlier if, subsequent to the Closing, (i) the last sale price of the Company common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after Closing, or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their shares of Company common stock for cash, securities or other property. In addition, approximately $0.1 million in cash and 800,000 of the exchangeable shares described above were deposited into escrow for a period of one year to cover certain indemnification obligations of the Questica Holders.

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

The following is a summary of consideration paid and issued to each Acquired Company (in thousands):

	Cash Consideration	Stock Consideration		Contingent Consideration	Total	Adjusted Net Assets	Goodwill	Intangibles	Deferred Tax Liability
Bonfire	$51,068	$50,078	(1)	$325	$101,471	$3,639	$81,964	$22,668	$6,800
CityBase	64,261	41,560		48,410	154,231	782	119,741	48,155	14,447
eCivis	17,592	31,256		5,859	54,707	(1,788)	47,397	12,997	3,899
OpenCounter	10,958	17,455		-	28,413	(1,441)	22,524	10,471	3,141
Questica	44,494	31,000	(2)	9,311	84,805	3,652	57,479	33,821	10,147
Sherpa	5,105	1,000		1,898	8,003	1,066	3,497	4,914	1,474
Total	$193,478	$172,349		$65,803	$431,630	$5,910	$332,602	$133,026	$39,908

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

The following table represents the preliminary allocation of consideration to the assets acquired and liabilities assumed at their estimated acquisition-date fair values. Accordingly, such allocations are considered preliminary and may change within the permissible measurement period, not to exceed one year. (in thousands):

	Bonfire	CityBase	eCivis	OpenCounter	Questica	Sherpa	Total
Cash	$4,641	$2,191	$136	$107	$6,763	$632	$14,470
Accounts receivable, net	323	1,018	720	46	1,257	587	3,951
Prepaid expense and other current assets	607	170	340	-	77	33	1,227
Fixed assets	118	500	56	29	182	2	887
Loan receivable - related party	-	175	-	-	-	-	175
Right of use assets	1,315	-	901	-	296	-	2,512
Other assets	369	783	30	-	1,061	-	2,243
Intangible assets	22,668	48,155	12,997	10,471	33,821	4,914	133,026
Goodwill	81,964	119,741	47,397	22,524	57,479	3,497	332,602
Accounts payable and accrued expenses	(1,084)	(1,191)	(582)	(124)	(911)	(188)	(4,080)
Contract liabilities	(1,221)	(816)	(1,635)	(484)	(2,774)	-	(6,930)
Lease liability - short term	(366)	-	-	-	(296)	-	(662)
Deferred tax liability	(6,800)	(14,447)	(3,899)	(3,141)	(10,147)	(1,474)	(39,908)
Other current liabilities	-	-	(3)	(491)	(767)	-	(1,261)
Capital lease obligations - current portion	-	(139)	-	-	-	-	(139)
Contract and other long-term liabilities	(60)	(1,646)	(56)	-	-	-	(1,762)
Capital lease obligation, less current portion	-	(262)	-	-	-	-	(262)
Long term debt	-	-	-	(525)	-	-	(525)
Lease liability - long term	(1,002)	-	(901)	-	-	-	(1,903)
Contingent consideration - pre-existing	-	-	(794)	-	(1,237)	-	(2,031)
Total consideration	$101,472	$154,232	$54,707	$28,412	$84,804	$8,003	$431,630

Transaction Costs

Transaction costs incurred by the Company associated with the Business Combination were $32.7 million from February 19, 2019 through June 30, 2019.

Note 5. Intangible Assets (Successor)

The Company recognized goodwill and certain identifiable intangible assets in connection with business combinations. See Note 4. Identifiable intangible assets consist of the following as of June 30, 2019 for the Successor (in thousands):

									Intangible Asset Amortization for the Period
									February 19, 2019
	Economic								Through
	Life (Years)	Bonfire	CityBase	eCivis	OpenCounter	Questica	Sherpa	Gross Total	June 30, 2019	Net Total

Patents / Developed Technology	8	$10,197	$31,789	$3,637	$5,469	$6,090	$1,140	$58,322	$2,653	$55,669
Trade Names / Trademarks	1 - 10	3,491	8,038	2,573	1,217	1,880	306	17,505	735	16,770
Customer Relationships	10	8,723	7,840	6,641	3,678	25,721	3,396	55,999	2,032	53,967
Non-Compete Agreements	3	257	488	146	107	130	72	1,200	145	1,055
		$22,668	$48,155	$12,997	$10,471	$33,821	$4,914	$133,026	$5,565	$127,461

Amortization expense recognized by the Company related to intangible assets for the three months ended June 30, 2019 and the period from February 19, 2019 to June 30, 2019 (Successor) was $3.9 million and $5.6 million, respectively. Amortization expense recognized by the Predecessor for the period from January 1, 2019 through February 18, 2019, the three months ended June 30, 2018, and the six months ended June 30, 2018 (predecessor) was $0.03 million, $0.05 million and $0.1 million, respectively.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

The estimated aggregate amortization expense for intangible assets over the next five years ending December 31 and thereafter is as follows (in thousands):

Six months ended December 31, 2019	$7,658
Year ended December 31, 2020	15,052
Year ended December 31, 2021	15,010
Year ended December 31, 2022	15,010
Year ended December 31, 2023	15,010
Year ended December 31, 2024	15,010
Thereafter	44,711
$127,461

Note 6. Related Party Transactions

Convertible Note

On August 8, 2018, GTY Cayman issued the Convertible Note to the Sponsor, pursuant to which GTY Cayman was able to borrow up to $1 million from the Sponsor from time to time. The Convertible Note does not bear interest and the Sponsor agreed to waive all unpaid principal under the Convertible Note until the earlier of May 1, 2019 or the consummation of the business combination. The Sponsor has the option to convert any amounts outstanding under the Convertible Note, up to $1.0 million in the aggregate, into warrants at a conversion price of $1.50 per warrant. The terms of such warrants will be identical to the private placement warrants. During the period ended March 31, 2019, GTY drew down $0.4 million on the Convertible Note, resulting in $1.0 million principal amount outstanding. The $1.0 million principal amount was offset against a receivable from related party of $4.0 million for a guarantee (see “Agreements and Arrangements with Certain Institutional Investors”). As of June 30, 2019, there was no amount outstanding under the Convertible Notes.

Agreements and Arrangements with Certain Institutional Investors

On February 13, 2019, GTY Cayman, the Sponsor, William D. Green, Joseph M. Tucci and Harry L. You (Messrs. Green, Tucci and You, collectively, the “Founders”) entered into agreements and arrangements with certain institutional investors pursuant to which a total of 1,500,000 Class A Ordinary Shares of GTY Cayman were not redeemed in connection with the business combination (the “Outstanding Cayman Shares”). An aggregate of 500,000 of such shares are subject to a lock-up pursuant to which such shares may not be transferred until the 91st day following Closing without the consent of the Company and the Founders, and the holder of Outstanding Cayman Shares is entitled to put such shares to the Sponsor and the Founders following the lock-up period for a purchase price equal to the price at which GTY Cayman redeemed Class A Ordinary Shares in connection with the business combination, $10.29 (the “redemption price”), payment of which purchase price is guaranteed by the Company, and to receive from the Company a cash payment, if and to the extent necessary, but not to exceed $250,000, in order to provide such shareholder with at least a 5% return on such shares above the redemption price. With respect to 1,000,000 of the Outstanding Cayman Shares, GTY Cayman engaged a broker-dealer to facilitate the purchase of the Outstanding Cayman Shares by an institutional investor prior to the Closing for $9.90 per share and agreed to pay such broker-dealer an amount in cash equal to the difference between the redemption price and $9.90. In addition, the Sponsor and the Founders entered into agreements prior to the Closing pursuant to which they are obligated to reimburse the holders of 1,942,953 Class A Ordinary Shares that were not redeemed in connection with the business combination (the “Outstanding Class A Shares”) for losses that may be incurred upon the sale of the Outstanding Class A Shares within a specified period following the Closing, up to an agreed-upon limit, and the Company has agreed to guarantee such reimbursement obligations. During the Q1 2019 Successor Period, the Company paid $4.0 million for losses incurred upon the sale of the Outstanding Class A Shares and in turn the Company reduced its convertible note liability for $1.0 million (see “Convertible Note”), resulting a $3.0 million loss on the sale of the Outstanding Class A Shares. The Company recorded this $3.0 million loss as a component of acquisition expenses during the Q1 2019 Successor Period. During the three months ended June 30, 2019, the Sponsor paid the Company $3.0 million for such loss on the Outstanding Class A Shares. The Company reversed the component of acquisition expenses that was recorded for such loss in the Q1 2019 Successor Period. As of June 30, 2019, with the $4.0 million payment for losses, such shares are no longer guaranteed by the Founders or the Company.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Note 7. Share-Based Compensation

Stock Options

In connection with the Business Combination, the Company adopted a stock option plan and issued 408,667 stock options to employees. The total fair value of the stock options at the grant date was $3.6 million.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of February 18, 2019	-	$-	-	$-
Granted	408,667	1.82	8.1	-
Exercised	(284)	1.16	-	-
Forfeited/expired	(16,195)	1.16	-	-
Outstanding as of June 30, 2019	392,188	$1.85	8.5	$1,962
Options vested and exercisable	169,813	$1.49	8.5	$910

For the three months ended June 30, 2019 and the period from February 19, 2019 to June 30, 2019, the Company recorded $1.5 million and $2.1 million, respectively, of share-based compensation expense related to the options. As of June 30, 2019, the Company has $1.5 million of unrecognized share-based compensation cost. During the Successor Period, share-based compensation expense is recorded as a component of general and administrative expenses.

Restricted Stock Units

On May 17, 2019, the Company issued 1,049,237 restricted stock units (“RSUs”) to employees as annual performance awards. A portion of the RSUs will vest in ratable annual installments over either two or four years, as applicable, from the grant date, and the remaining RSUs will vest subject to the achievement of certain performance conditions over a three-year performance period, in each case, assuming continuous service by the employees through the applicable vesting dates. The RSUs granted to the Company’s Chief Executive Officer are subject to two different sets of performance-vesting criteria: (i) one RSU grant will vest on the last day of any 120-day trading period ending prior to the third anniversary of the grant date, to the extent that during such period, the average closing price per share of the Company’s common stock equals or exceeds $20, and under certain circumstances, the RSUs may vest if the stock price hurdle is achieved prior to the fourth anniversary of the grant date; and (ii) the other RSU grant will vest subject to the achievement of certain performance conditions over a one-year performance period. In each case, vesting of the RSUs is generally subject to the Chief Executive Officer’s continuous service through each vesting date.

A summary of the Company's restricted stock units and related information is as follows:

	Number of Shares	Weighted Average Grant Price
Unvested as of as of January 1, 2019	-	$-
Granted	1,049,237	9.53
Unvested as of June 30, 2019	1,049,237	$9.53

For the three months ended June 30, 2019 and the period from February 19, 2019 to June 30, 2019, the Company recorded $0.2 million of share-based compensation expense related to the RSUs. As of June 30, 2019, the Company had unrecognized stock-based compensation expense related to all unvested restricted stock units of $9.8 million. The weighted average remaining contractual term of unvested RSUs that is time based is approximately 1.5 years at June 30, 2019. 758,550 of the RSU’s granted above contained performance conditions. No stock-based compensation was recognized during the three months ended June 30, 2019 for these performance RSUs, since achievement of such performance metrics was not considered probable.

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

At June 30, 2019, the Company had operating lease liabilities of approximately $3.5 million and right of use assets of approximately $3.2 million, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (dollars in thousands):

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Three Months Ended June 30, 2019 (Successor Period)

	Bonfire	CityBase	eCivis	Questica	Total

Operating leases
Operating lease cost	$106	$155	$77	$35	$373
Variable lease cost	-	-	-	-	-
Operating lease expense	106	155	77	35	373
Short-term lease rent expense	-	-	-	-	-
Total rent expense	$106	$155	$77	$35	$373

	Bonfire	CityBase	eCivis	Questica	Total

Operating cash flows from operating leases	$105	$162	$77	$34	$378
Right-of-use assets exchanged for operating lease liabilities	$-	$-	$-	$-	$-
Weighted-average remaining lease term – operating leases	3.3	2.5	3.2	3.1	2.7
Weighted-average discount rate – operating leases	10.0%	10.0%	8.0%	4.8%	9.2%

Six Months Ended June 30, 2019 (Successor/Predecessor Period)

	Bonfire	CityBase	eCivis	Questica	Total

Operating leases
Operating lease cost	$210	$311	$154	$68	$743
Variable lease cost	-	-	-	-	-
Operating lease expense	210	311	154	68	743
Short-term lease rent expense	-	-	-	-	-
Total rent expense	$210	$311	$154	$68	$743

	Bonfire	CityBase	eCivis	Questica	Total

Operating cash flows from operating leases	$207	$323	$154	$67	$751
Right-of-use assets exchanged for operating lease liabilities	$1,271	$1,541	$920	$310	$4,042
Weighted-average remaining lease term – operating leases	3.3	2.5	3.2	3.1	2.7
Weighted-average discount rate – operating leases	10.0%	10.0%	8.0%	4.8%	9.2%

As of June 30, 2019, future minimum lease payments under non-cancellable operating are as follows (in thousands):

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

	Bonfire	CityBase	eCivis	Questica	Total

Nine months ended December 31, 2019	$218	$327	$154	$71	$770
Year Ended December 31, 2020	448	662	309	78	1,497
Year Ended December 31, 2021	464	458	309	58	1,289
Year Ended December 31, 2022	238	-	129	60	427
Year Ended December 31, 2023	-	-	-	15	15
Total	1,368	1,447	901	282	3,998
Less present value discount	(193)	(157)	(100)	(26)	(476)
Operating lease liabilities	$1,175	$1,290	$801	$256	$3,522

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

As of June 30, 2019, and December 31, 2018, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

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

Shares issued in the Acquisition

As part of the consideration for the Acquisition, the Company issued (a) 11,973,154 shares of common stock, of which 3,937,907 are redeemable at the option of the Company (the “Acquisition Redemption Shares”), (b) 2.6 million Class A and 0.5 million Class C shares (the “Class C Shares”) of Questica Exchangeco (the “Questica Shares”) and 2,161,741 shares of Bonfire Exchangeco shares (collectively, the “Exchange Shares”) that are exchangeable into an equal number of common stock.  The Exchange Shares are recorded as common shares of the Company.  The Company also issued 1,000,000 Class B shares of Questica Shares which are not exchangeable for common stock and thus have no value. The shares issued as consideration in the Acquisition were valued at $10 per share in the accompanying condensed consolidated financial statements.

The 0.5 million Class C Shares were redeemable at the option of the shareholder at $10 per share, and thus the Company had classified the Class C Shares in the capital stock of Questica Exchangeco as temporary equity in accordance with ASC 480 - "Distinguishing Liabilities from Equity." In June 2019, these shares were redeemed for 0.5 million shares of Common Stock at the market price of $7.72, or $3.9 million, and transferred to permanent equity, and $1.3 million of cash. The incremental $0.2 million above the stated redemption price was recorded as a deemed dividend in the accompanying condensed consolidated financial statements.

Common Stock – GTY was authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share.

In March 2019, the Company redeemed 100,000 shares of common stock for a promissory note in the principal amount of $1,000,000, bearing interest at a rate of 8% per annum in the first year after issuance and 10.0% per annum thereafter (subject to an increase of 1% for each additional 6 months that has elapsed without full payment of such note(s))) and included these in Treasury Stock in the accompanying condensed consolidated balance sheets.

In April 2019, the Company repurchased 264,998 shares of common stock for $2.6 million.  These shares were included in Treasury Stock in the accompanying condensed consolidated balance sheets at the stock price on the date of the repurchases, or $2.4 million, and the remaining $0.2 million is included in Loss on Share Repurchases in the condensed consolidated statements of operations and comprehensive loss.

In June 2019, the Company issued 3.5 million shares of common stock in a registered direct offering for $25.5 million, at a price of $7.70 per share, net of $1.5 million of offering costs.

In June 2019, two Bonfire employees cashless exercised 284 stock options and the Company issued 117 shares of common stock.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

In June 2019, the Company entered into an agreement to make a "Make Whole" payment of $0.7 million, included in the condensed consolidated statements of operations and comprehensive loss, in conjunction with an agreement for investors to buy a portion of the Acquisition Redemption Shares at a price less than the previously agreed redemption price.  The "Make Whole" payment and share repurchase will be consummated in July 2019. The Company accrued this Make Whole payment of $0.7 million as a component of accrued expenses as of June 30, 2019.

As of June 30, 2019, there were 52,520,612 shares of common stock issued and 52,155,614 outstanding, net of 364,998 shares of treasury stock.

Preferred Shares – GTY was authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of June 30, 2019, there were no preferred shares issued or outstanding.

Warrants

At June 30, 2019, there were a total of 27,093,334 warrants outstanding. The warrants were originally sold as part of the units offered in the IPO. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants.

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

	GTY	Bonfire	CityBase	eCivis	OpenCounter	Questica	Sherpa	Eliminations	Total
Successor
Three Months Ended June 30, 2019
Total revenue	$-	$785	$2,147	$1,154	$395	$2,359	$1,406	$-	$8,246
Cost of goods sold	-	259	1,318	427	122	550	255	-	2,931
Loss from operations	(1,308)	(3,864)	(4,559)	(768)	(507)	(708)	466	-	(11,247)

Successor
February 19, 2019 through June 30, 2019
Total revenue	$-	$1,211	$3,083	$1,562	$522	$3,228	$1,674	$-	$11,280
Cost of goods sold	-	366	2,211	633	158	813	326	-	4,507
Loss from operations	(19,548)	(6,277)	(8,467)	(1,902)	(749)	(12,074)	(2,698)	-	(51,715)

Predecessor
January 1, 2019 through February 18, 2019
Total revenue	$-	$593	$820	$673	$298	$1,913	$631		$4,928
Cost of goods sold	-	124	746	267	51	296	130	-	1,614
Loss from operations	-	(741)	(1,499)	(265)	46	550	354	-	(1,555)

Predecessor
Three Months Ended June 30, 2018
Total revenue	$-	$751	$1,197	$1,360	$429	$2,570	$307	$-	$6,614
Cost of goods sold	-	190	897	438	115	495	39	-	2,174
Loss from operations	-	(1,307)	(2,421)	(140)	78	420	12	-	(3,358)

Predecessor
Six Months Ended June 30, 2018
Total revenue	$-	$1,410	$2,442	$2,495	$820	$5,163	$1,074	$-	$13,404
Cost of goods sold	-	338	1,798	826	238	960	113	-	4,273
Loss from operations	-	(2,094)	(4,194)	(377)	2	982	517	-	(5,164)

Successor
As of June 30, 2019
Goodwill	$-	$81,964	$119,740	$47,398	$22,525	$57,478	$3,497	$-	$332,602
Assets	402,358	108,337	166,800	61,310	31,889	92,627	7,029	(366,052)	504,298

Predecessor
As of December 31, 2018
Goodwill	$-	$-	$123	$585	$-	$1,810	$-	$-	$2,518
Assets	-	6,329	7,215	2,621	316	11,710	1,377	-	29,568

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

Overview

We are a public sector company that offers a cloud-based suite of solutions primarily for North American state and local governments. Our six wholly-owned subsidiaries are Bonfire Interactive Ltd. (“Bonfire”), CityBase, Inc. (“CityBase”), eCivis, Inc. (“eCivis”), Open Counter Enterprises Inc. (“Open Counter”), Questica Inc. (“Questica”), and Sherpa Government Solutions (“Sherpa”). Through our operating subsidiaries, we serve some of the fastest growing segments in the government technology sector, including procurement, payments, grants management, permitting, and budgeting.

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

Our customers are primarily located in the United States and Canada, including counties, municipalities, special districts, law enforcement agencies and public school districts. We plan to increase our customer base by leveraging our comprehensive product portfolio with our existing customer base, investing in direct sales to new customers, and utilizing partnerships with complementary products and services.

The Acquisition was accounted for as a business combination under U.S. GAAP and resulted in a change in accounting basis as of the date of the Acquisition. As a result, our condensed consolidated financial statements for the period beginning on February 19, 2019 are presented on a different basis than that for the periods before February 19, 2019, and therefore are not comparable. As a result of the application of the acquisition method of accounting, our condensed consolidated financial statements and certain presentations are separated into two distinct periods to indicate the different ownership and accounting basis between the periods presented: (i) the period before the consummation of the Acquisition, which includes the period from January 1, 2019 to the Closing Date (“2019 Predecessor Period”) and the six months ended June 30, 2018 (the “2018 Predecessor Period”), and (ii) the periods on and after the consummation of the acquisition, which includes the period including and after the Closing Date to June 30, 2019 (“2019 Successor Period”), the period including and after the Closing Date to March 31, 2019 (“Q1 2019 Successor Period”) and the three months ended June 30, 2019.

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

Professional services.     Our professional services contracts generate revenues on a time and materials, fixed fee or subscription basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Revenues are recognized ratably over the contract term for subscription contracts. The milestone method for revenue recognition is used when there is substantive uncertainty at the date the contract is entered into whether the milestone will be achieved. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 25% of total revenues for the 2019 Successor Period.

License. Revenues from distinct licenses are recognized upfront when the software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised approximately 8% of total revenues for the 2019 Successor Period.

Asset sales. Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the client and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. Revenues from asset sales comprised less than 1% of total revenues for the 2019 Successor Period.

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

We believe reviewing our operating results for the six months ended June 30, 2019 by combining the results of the 2019 Predecessor Period and 2019 Successor Period (“S/P Combined Period”) is more useful in discussing our overall operating performance when compared to the 2018 Predecessor Period.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Total revenues

Our total revenues for the three months ended June 30, 2019 increased on a year-over-year basis. This increase was driven by an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers.

Our total revenues were $8.2 million. Excluding the $1.7 million impact of purchase accounting, our total non-GAAP revenues for the three months ended June 30, 2019 was $9.9 million compared to $6.6 million for the quarter ended June 30, 2018 on a comparable basis, representing a 50% increase. The change in revenues for each operating segment is due to the following (in thousands, except percentages):

	Three Months Ended June 30,
	Generally Accepted Accounting Principles (“GAAP”)				Non-GAAP
	Total Revenues 2019	Total Revenues 2018	Increase / (Decrease) in Dollars	Increase / (Decrease) in %	Total Revenues 2019	Total Revenues 2018	Increase / (Decrease) in Dollars	Increase / (Decrease) in %
Bonfire	$785	$751	$34	5%	$1,121	$751	$370	49%
CityBase	2,147	1,197	950	79%	2,302	1,197	1,105	92%
eCivis	1,154	1,360	(206)	(15)%	1,505	1,360	145	11%
Open Counter	395	429	(34)	(8)%	582	429	153	36%
Questica	2,359	2,570	(211)	(8)%	2,986	2,570	416	16%
Sherpa	1,406	307	1,099	358%	1,449	307	1,142	372%
Total	$8,246	$6,614	$1,632	25%	$9,945	$6,614	$3,331	50%

Bonfire’s, CityBase’s and Open Counter’s revenues increased primarily due to increased customers from the prior year. Questica’s revenues increased due primarily to an increase in subscription and support and maintenance revenue. Sherpa’s revenues increased due primarily to an increase in professional services.

Total cost of revenues

Our total cost of revenues for the three months ended June 30, 2019 have increased on a year-over-year basis. The increase was driven by an increase in headcount in hosting operations and professional services, an increase in hosting costs due to customer expansion, and an increase in third-party product partnership costs. The change in cost of revenues for each operating segment is due to the following (in thousands, except percentages):

	Three Months Ended June 30,
	Total Cost of Revenues 2019	Total Cost of Revenues 2018	Increase / (Decrease) in Dollars	Increase / (Decrease) in %
Bonfire	$259	$190	$69	36%
CityBase	1,318	897	421	47%
eCivis	427	438	(11)	(3)%
Open Counter	122	115	7	6%
Questica	550	495	55	11%
Sherpa	255	39	216	554%
Total	$2,931	$2,174	$757	35%

Bonfire

Bonfire’s total cost of revenues increased due primarily to an 11% increase in average headcount from June 30, 2018 to June 30, 2019, consistent with the increase in revenue. The remaining increase was from additional hosting tools and services to support the higher number of customers supported on the platform.

CityBase

CityBase’s total cost of revenues increased due primarily to banking fees associated with the addition of a major customer in 2018.

eCivis

eCivis’ total cost of revenues was materially consistent year-over-year.

Open Counter

Open Counter’s total cost of revenues was materially consistent year-over-year.

Questica

Questica’s total cost of revenues increased by due primarily to an increase in professional services costs to support the increase in revenue.

Sherpa

Sherpa’s total cost of revenues increased due primarily to an increase in professional services costs to support the increase in revenue.

Operating expenses (excluding amortization of intangible assets and acquisition costs)

Our total operating expenses (excluding amortization of intangible assets and acquisition costs) for the three months ended June 30, 2019 have increased due primarily to increases in headcount in sales and marketing, general and administrative, and research and development resulting from growth in the business. The change in operating expenses for each operating segment is due to the following (in thousands, except percentages):

	Three Months Ended June 30,
	Total Operating Expenses 2019	Total Operating Expenses 2018	Increase / (Decrease) in Dollars	Increase / (Decrease) in %
Bonfire	$3,743	$1,869	$1,874	100%
CityBase	3,743	2,720	1,023	38%
eCivis	1,132	1,062	70	7%
Open Counter	477	236	241	102%
Questica	1,625	1,656	(31)	(2)%
Sherpa	451	255	196	77%
Corporate	3,799	0	3,799	N/A
Total	$14,970	$7,798	$7,172	92%

Bonfire

Bonfire’s total operating expense increased due to a 213% increase in sales and marketing, a 43% increase in research and development and a 9% increase in general and administrative costs. The increase in sales and marketing was primarily due to stock-based compensation of $1.3 million and 13 net new hires, the increase in research and development was primarily due to $0.1 million of stock-based compensation and 5 net new hires between June 30, 2018 and June 30, 2019 and the increase in general and administrative expenses were due to $0.2 million of stock-based compensation.

CityBase

CityBase’s total operating expense increased due primarily to an increase in research and development headcount.

eCivis

eCivis’ total operating expense increased primarily due to a 50% increase in sales and marketing, and a 20% increase in research and development offset by a 24% decrease in general and administrative costs. The increase in sales and marketing was primarily due to 5 net new hires and the increase in research and development was primarily due to 2 net new hires between June 30, 2018 and June 30, 2019. The decrease in general and administrative costs was primarily due to lower oversight costs at the company level post-Acquisition.

Open Counter

Open Counter’s total operating expense increased due primarily to an increase in net new hires from 6 to 10 between June 30, 2018 and June 30, 2019.

Questica

Questica’s total operating expense was materially consistent year-over-year.

Sherpa

Sherpa’s total operating expenses increased due primarily to a 77% increase in general and administrative costs as a result of increases in salaries and wages.

Corporate

Corporate expenses primarily comprised of outside services including legal, accounting and consulting fees, payroll and related expenses, corporate insurance, and stock-based compensation.

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

Other income (expense)

Interest income was primarily due to the investments held by GTY Corporate.

Successor/Predecessor (“S/P”) Combined Period Compared to the Six Months Ended June 30, 2018

Total revenues

Our total revenues for the S/P Combined Period increased on a year-over-year basis. This increase was driven by an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers. Our revenues for the S/P Combined Period were $16.2 million. Excluding the $2.6 million impact of purchase accounting and combining the results of the 2019 Predecessor Period and 2019 Successor Period, our total non-GAAP adjusted revenues for the six months ended June 30, 2019 would have been $18.8 million compared to $13.4 million for the six months ended June 30, 2018 on a comparable basis, representing a 40% increase. The change in revenues for each operating segment is due to the following (in thousands, except percentages):

	Six Months Ended June 30,
				Generally Accepted Accounting Principles (“GAAP”)			Non-GAAP
	February 19, 2019 through June 30, 2019	January 01, 2019 through February 18, 2019	Total S/P Combined 2019	Total Revenues 2018	Increase / (Decrease) in Dollars	Increase / (Decrease) in %	Total Revenues 2019	Total Revenues 2018	Increase / (Decrease) in Dollars	Increase / (Decrease) in %
Bonfire	$1,211	$593	$1,804	$1,410	$394	28%	$2,188	$1,410	$778	55%
CityBase	3,083	820	3,903	2,442	1,461	60%	4,125	2,442	1,683	69%
eCivis	1,562	673	2,235	2,495	(260)	(10)%	2,765	2,495	270	11%
Open Counter	522	298	820	820	0	0%	1,110	820	290	35%
Questica	3,228	1,913	5,141	5,163	(22)	0%	6,230	5,163	1,067	21%
Sherpa	1,674	631	2,305	1,074	1,231	115%	2,361	1,074	1,287	120%
Total	$11,280	$4,928	$16,208	$13,404	$2,804	21%	$18,779	$13,404	$5,375	40%

Bonfire’s, CityBase and Open Counters’ revenues increased primarily due to increased customers from the prior year. Questica’s revenues increased due primarily to an increase in subscription and support and maintenance revenue. Sherpa’s revenues increased due primarily to an increase in professional services.

Total cost of revenues

Our total cost of revenues for the S/P Combined Period have increased on a year-over-year basis. The increase was driven by an increase in headcount in hosting operations and professional services, an increase in hosting costs due to customer expansion, and an increase in third-party product partnership costs. The change in cost of revenues for each operating segment is due to the following (in thousands, except percentages):

	Six Months Ended June 30,
	February 19, 2019 Through June 30, 2019	January 01, 2019 through February 18, 2019	Total S/P Combined 2019	Total Cost of Revenues 2018	Increase / (Decrease) in Dollars	Increase / (Decrease) in %
Bonfire	$366	$124	$490	$338	$152	45%
CityBase	2,211	746	2,957	1,798	1,159	64%
eCivis	633	267	900	826	74	9%
Open Counter	158	51	209	238	(29)	(12)%
Questica	813	296	1,109	960	149	16%
Sherpa	326	130	456	113	343	304%
Total	$4,507	$1,614	$6,121	$4,273	$1,848	43%

Bonfire

Bonfire’s total cost of revenues increased primarily to a 31% increase in average headcount from June 30, 2018 to June 30, 2019, consistent with the increase in revenue. The remaining increase was from additional hosting tools and services to support the higher number of customers supported on the platform.

CityBase

CityBase’s total cost of revenues increased due primarily to banking fees associated with the addition of the major customer in 2018.

eCivis

eCivis’ total cost of revenues increased due primarily to a 24% increase in professional services headcount costs and a 15% increase in third-party product partnership costs.

Open Counter

Open Counter’s total cost of revenues decreased by 12% due primarily to a decrease in subcontractor costs.

Questica

Questica’s total cost of revenues increased by 16% due primarily to an increase in professional services costs to support the increase in revenue.

Sherpa

Sherpa’s total cost of revenues increased due primarily to an increase in professional services costs to support the increase in revenue.

Operating expenses

Our total operating expenses for the S/P Combined Period have increased due primarily to increases in headcount in sales and marketing, general and administrative, and research and development resulting from growth in the business. The change in operating expenses for each operating segment is due to the following (in thousands, except percentages):

	Six Months Ended June 30,
	February 19, 2019 Through June 30, 2019	January 01, 2019 through February 18, 2019	Total S/P Combined 2019	Total Operating Expenses 2018	Increase / (Decrease) in Dollars	Increase / (Decrease) in %
Bonfire	$5,371	$1,210	$6,581	$3,166	$3,415	108%
CityBase	5,160	1,518	6,678	4,836	1,842	38%
eCivis	1,628	575	2,203	2,047	156	8%
Open Counter	674	202	876	580	296	51%
Questica	2,462	1,066	3,528	3,222	306	9%
Sherpa	636	147	783	444	339	76%
Corporate	4,243	-	4,243	-	4,243	N/A
Total	$20,174	$4,718	$24,892	$14,295	$10,597	74%

Bonfire

Bonfire’s total operating expense increased due to a 198% increase in sales and marketing, a 60% increase in research and development and a 59% increase in general and administrative costs. The increase in sales and marketing was primarily due to stock-based compensation expense of $1.3 million and 13 net new hires, the increase in research and development was primarily due to 5 net new hires between June 30, 2018 and June 30, 2019 and the increase in general and administrative expenses were due to $0.9 million of stock-based compensation.

CityBase

CityBase’s total operating expense increased due to an increase in research and development headcount.

eCivis

eCivis’ total operating expense increased due to a 44% increase in sales and marketing and a 21% increase in research and development offset by a 20% decrease in general and administrative costs. The increase in sales and marketing was primarily due to 5 net new hires and the increase in research and development was primarily due to 2 net new hires between June 30, 2018 and June 30, 2019. The decrease in general and administrative costs was primarily due to lower oversight costs at the company level post-Acquisition.

Open Counter

Open Counter’s total operating expense increased due primarily to an increase in net new hires from 6 to 10 between June 30, 2018 and June 30, 2019.

Questica

Questica’s total operating expense was materially consistent year-over-year.

Sherpa

Sherpa’s total operating expenses increased due primarily to a 76% increase in general and administrative costs as a result of increases in salaries and wages.

Corporate

Corporate expenses primarily comprised of outside services including legal, accounting and consulting fees, payroll and related expenses, corporate insurance, and stock-based compensation.

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

We use non-GAAP revenues internally in analyzing our financial results and believe this metric is useful to investors, as a supplement to the corresponding GAAP measure, in evaluating our ongoing operational performance and trends. However, it is important to note that particular items we exclude from, or include in, our non-GAAP revenues may differ from the items excluded from, or included in, similar non-GAAP revenue used by other companies in the same industry. Non-GAAP revenues should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Investors are encouraged to review the reconciliation of non-GAAP revenues to revenues. A reconciliation of non-GAAP revenues has been provided.

Non-GAAP revenues are defined as GAAP revenues adjusted for the impact of purchase accounting resulting from the Acquisition. As the Acquisition occurred on February 19, 2019, we believe reviewing our operating results for the S/P Combined Period is more useful in discussing our overall operating performance when compared to the same period in the prior year.

Below is a reconciliation of non-GAAP revenues to revenues (in thousands, except percentages):

	Three Months Ended June 30,
	Bonfire	CityBase	eCivis	Open Counter	Questica	Sherpa	Total Revenue
GAAP Revenues - 2019	$785	$2,147	$1,154	$395	$2,359	$1,406	$8,246
Purchase accounting adjustment to revenue	336	155	351	187	627	43	1,699
Non-GAAP Revenues - 2019	$1,121	$2,302	$1,505	$582	$2,986	$1,449	$9,945

Predecessor Revenue 2018	$751	$1,197	$1,360	$429	$2,570	$307	$6,614

% change	49%	92%	11%	36%	16%	372%	50%

	Six Months Ended June 30,
	Bonfire	CityBase	eCivis	Open Counter	Questica	Sherpa	Total Revenue
Pro forma Revenues - S/P combined Period 2019	$1,804	$3,903	$2,235	$820	$5,141	$2,305	$16,208
Purchase accounting adjustment to revenue	384	222	530	290	1,089	56	2,571
(Non-GAAP) Pro forma as Adjusted Revenues 2019	$2,188	$4,125	$2,765	$1,110	$6,230	$2,361	$18,779

Predecessor Revenue 2018	$1,410	$2,442	$2,495	$820	$5,163	$1,074	$13,404

% change	55%	69%	11%	35%	21%	120%	40%

Liquidity and Capital Resources

As of June 30, 2019, we had a cash balance of approximately $25.4 million. Through June 30, 2019, our liquidity needs were satisfied through proceeds from our initial public offering and funds held in the Trust Account (see Note 10-Shareholders’ Equity-to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q), proceeds from the PIPE Transaction (as defined below), and proceeds from our June 2019 registered direct offering.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, we had an accumulated deficit of approximately $39.8 million at June 30, 2019, a net loss of approximately $50.5 million and approximately $44.0 million net cash used in operating activities for the successor period from February 19, 2019 through June 30, 2019. These factors raise substantial doubt about our ability to continue as a going concern.

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

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (amounts in thousands):

	Successor	Predecessor
	February 19, 2019 through June 30, 2019	January 1, 2019 through February 18, 2019	January 1, 2018 through June 30, 2018
Net cash (used in) provided by operating activities	$(43,972)	$284	$(4,194)
Net cash provided by (used in) investing activities	$38,013	$1,516	$(54)
Net cash provided by (used in) financing activities	$31,450	$(539)	$4,030

Net Cash (Used in) Provided by Activities

Our net loss and cash flows from operating activities are significantly influenced by the Acquisition and our investments in headcount and infrastructure to support anticipated growth.

For the Successor Period, net cash used in operations was $44.0 million resulting from our net loss of $50.5 million and changes in operating assets and liabilities of $0.2 million and offset by net non-cash expenses of $6.7 million. The $6.7 million of non-cash expenses was comprised of $5.6 million of amortization of intangible assets acquired as a result of the Acquisition and $2.3 million from share-based compensation offset by $1.7 million of deferred tax benefits related to the tax and book basis difference on the amortization of intangible assets.

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

For the six months ended June 30, 2018, net cash used in operations was $4.2 million resulting from our net loss of $4.5 million and offset by changes in operating assets and liabilities of $0.2 million and net non-cash expenses of $0.5 million. The $0.2 million of net cash flows provided as a result of changes in our operating assets and liabilities was due to a $1.1 million increase in accounts payable and accrued liabilities offset by a $0.9 million increase in accounts receivable and a $0.4 million increase in prepaid expenses. The $0.5 million of non-cash expenses was primarily comprised of $0.2 million of depreciation of property and equipment and share-based compensation.

Net Cash Provided by (Used in) Investing Activities

Our primary investing activities have consisted of investments in marketable securities and capital expenditures. In February 2019, we completed our Acquisition and the resulting cash flow impact is described below in the Successor Period.

For the Successor Period, cash provided by investing activities was $38.0 million resulting from $217.6 million of proceeds from cash held in a trust and offset primarily due to the Acquisition which had a cash purchase price of $179.0 million net of cash acquired.

For the Predecessor Period, cash provided by investing activities was $1.5 million due to a $1.5 million sale of marketable securities by Questica.

For the six months ended June 30, 2018, cash used in investing activities was $0.1 million resulting from the purchase of capital expenditures.

Net Cash Provided By (Used in) Financing Activities

For the Successor Period, cash provided by financing activities was $31.5 million primarily as a result of the private placement of Class A shares of $125.3 million and proceeds received from the successful registered direct offering of common stock of $25.5 million, net of costs and offset primarily by the redemption of shares in the amount of $118.7 million.

For the Predecessor Period, cash used in financing activities was $0.5 million primarily as a result of member distributions of $0.5 million.

For the six months ended June 30, 2018, cash provided by financing activities was $4.0 million primarily as a result of $4.2 million of proceeds from borrowings.

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

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. Other than the guarantees described in Note 9-Shareholders’ Equity-Agreements and Arrangements with Certain Institutional Investors-to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q, we have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commitments

As of June 30, 2019, there were no significant changes to our contractual obligations from those presented as of December 31, 2018 in our Current Report Form 8-K/A filed with the SEC on March 18, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

During the six months ended June 30, 2019, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Current Report Form 8-K/A filed with the SEC on March 18, 2019 for the year ended December 31, 2018.

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

With respect to the quarter ended June 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

We believe that, as of June 30, 2019, we have remediated these material weaknesses and improved the effectiveness of our internal control over financial reporting by implementing additional controls related thereto.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2019, except as follows:

The integration of the business, management and operations of Bonfire, CityBase, eCivis, Open Counter, Questica and Sherpa may prove difficult, disrupt our business and operations, divert management attention and adversely affect the business and financial results of our combined company.

We completed the Acquisition in February 2019, which we believe will result in certain benefits and synergies, including our goal of establishing an efficiently integrated public sector SaaS company through our six operating subsidiaries which, together, we believe can offer solutions to primarily North American state and local governments that may not otherwise be achievable by any one individual business on its own. However, our ability to realize these anticipated benefits depends on the successful integration of the six businesses. The combined company may fail to realize the anticipated benefits of the business combination for a variety of reasons, including the following:

•	the inability to integrate the businesses in a timely and cost-efficient manner or do so without adversely impacting revenue, operations and cash flows;

•	the failure of our management team to successfully manage the combined company’s business and operations;

•	expected synergies or operating efficiencies may fail to materialize in whole or part, or may not occur within expected time-frames;

•	the failure to successfully manage relationships with each company’s customers and their operating results and businesses generally (including the diversion of management time to react to new and unforeseen issues);

•	the failure or inability to timely and efficiently integrate and establish new sales forces without materially adversely impacting our relationships with customers;

•	the failure to accurately estimate the potential markets and market shares for the combined company’s products, the nature and extent of competitive responses to the business combination and the ability of the combined company to achieve or exceed projected market growth rates;

•	the inability to attract key personnel or to retain key personnel with unique talents, expertise or background knowledge as a consequence of both voluntary and involuntary employment actions;

•	the failure to successfully advocate the benefits of the combined company for existing and potential customers or general uncertainty regarding the value proposition of the combined entity or its products;

•	difficulties forecasting financial results;

•	failures in our financial reporting including those resulting from system implementations in the context of the integration, our ability to report or forecast financial results of the combined company and our inability to successfully discover and assess and integrate into our reporting system, any of which may adversely impact our ability to make timely and accurate filings with the SEC and other domestic and foreign governmental agencies; and

•	the potential that our due diligence did not fully uncover the risks and potential liabilities of any of Bonfire, CityBase, eCivis, Open Counter, Questica or Sherpa.

The actual integration may result in additional and unforeseen expenses or delays, distract management from other revenue or acquisition opportunities, and increase the combined company’s expenses and working capital requirements, particularly in the short-term. If we are unable to successfully integrate our business and operations in a timely manner, the anticipated benefits of the Acquisition may not be fully realized, or at all, or may take longer to realize than anticipated. Should any of the foregoing or other currently unanticipated risks arise, our business and results of operations may be materially adversely impacted.

Future sales of shares by existing stockholders could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. In addition, certain holders of our common stock and warrants have “piggy-back” registration rights with respect to registration statements we file. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our securities.

Exercise of warrants for common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of August 8, 2019, we had warrants to purchase 27,093,334 shares of common stock outstanding. Each whole warrant is exercisable to purchase one share of common stock at $11.50 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then-existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

We may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making such warrants worthless.

We have the ability to redeem outstanding warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

We believe our current cash and cash equivalents will be sufficient to fund our business only for a limited amount of time, and if we are not able to raise additional funds, we may be unable to continue as a going concern.

We are attempting to further expand our customer base; scale up our production of various products; and increase revenue; however, our cash position may not be sufficient to support our daily operations through the next twelve months from the date of filing this 10-Q. Our ability to continue as a going concern is dependent upon our ability to raise additional funds by way of a public or private offering and our ability to further generate sufficient revenue. While we believe in the viability of our platform and in our ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

(b) On June 7, 2019, pursuant to subscription agreements with certain investors, we sold, in a registered direct offering (the “Offering”), an aggregate of 3,500,000 shares of our common stock at a price of $7.70 per share. The aggregate gross proceeds from the Offering were $26.95 million. No underwriter or placement agent participated in the Offering.

The shares of common stock sold in the Offering were offered and sold by us pursuant to an effective registration statement on Form S-1 (File No. 333-229926), including the prospectus contained therein.

The approximately $25.5 million net proceeds of the Offering were used for general corporate purposes.

(c) The following table shows the stock repurchase activity for the three months ended June 30, 2019:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
April 1-30, 2019	264,998	$10.0	—	—
May 1-31, 2019	—	—	—	—
June 1-30, 2019	—	—	—	—

	264,998	$10.0	—	$—

Item 6.  Exhibits.

Exhibit Number	Description

10.1	Form of Subscription Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 5, 2019).

10.2	Letter Agreement, dated May 7, 2019, by and between the Registrant and Stephen Rohleder (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 13, 2019).

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of August, 2019.

GTY TECHNOLOGY HOLDINGS INC.

/s/ Stephen Rohleder
Name:	Stephen Rohleder
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Harry L. You
Name:	Harry L. You
Title:	Chief Financial Officer
(Principal Financial Officer)

