Form 10-Q
period 2019-09-30
GTY Technology Holdings Inc.
filed 2019-11-07
CIK 1682325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 7, 2019, 52,207,635 shares of common stock, par value $0.0001 per share were outstanding.

GTY TECHNOLOGY HOLDINGS INC.

Form 10-Q

For the Quarter Ended September 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Successor	Predecessor
	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$16,884	$13,217
Investments	-	1,398
Accounts receivable, net	8,732	5,988
Prepaid expenses and other current assets	1,577	1,250
Total current assets	27,193	21,853

Property and equipment, net	2,896	1,124
Right of use assets	6,154	-
Loan receivable - related party	-	177
Intangible assets, net	123,631	1,564
Goodwill	332,976	2,518
Other assets	2,473	2,332
Total assets	$495,323	$29,568

Liabilities, Temporary Equity and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$5,372	$5,969
Contract liabilities	16,151	11,732
Notes payable and accrued expenses - related party	76	-
Warrant liability	-	87
Financing lease obligations - current portion	547	138
Lease liability - current portion	1,761	-
Contingent consideration - current portion	12,208	-
Notes payable	-	450
Total current liabilities	36,115	18,376

Contract and other long-term liabilities	1,596	3,215
Deferred rent	-	62
Long-term debt, less current portion	-	433
Deferred tax liability	37,089	-
Financing lease obligations - less current portion	953	268
Lease liability - less current portion	4,623	-
Contingent consideration - less current portion	55,478	2,092
Total liabilities	135,854	24,446

Commitments and contingencies
Preferred stock	-	42,264

Shareholders’ equity (deficit):
Common stock, par value $0.0001; 400,000,000 shares authorized; 52,822,633 shares issued and 52,207,635 shares outstanding as of September 30, 2019, net of treasury stock	5	-
Exchangeable shares, no par value, 5,568,096 shares issued and outstanding as of September 30, 2019	45,681	-
Acquired Companies' common stock	-	148
Additional paid in capital	367,194	7,835
Accumulated other comprehensive loss	261	(174)
Treasury stock, at cost, 614,998 shares as of September 30, 2019	(5,160)	-
Accumulated deficit	(48,512)	(44,951)
Total shareholders' equity (deficit)	359,469	(37,142)
Total liabilities, temporary equity and shareholders’ equity (deficit)	$495,323	$29,568

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Successor		Predecessor
	Three Months Ended	February 19, 2019 through	January 1, 2019 through	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019	February 18, 2019	September 30, 2018	September 30, 2018
Revenues	$8,754	$20,034	$4,928	$7,617	$21,021
Cost of revenues	2,583	7,090	1,614	2,590	6,862
Gross Profit	6,171	12,944	3,314	5,027	14,159

Operating expenses
Sales and marketing	3,549	9,086	1,394	2,329	5,975
General and administrative	5,774	15,804	1,744	3,558	9,983
Research and development	3,003	7,610	1,580	2,463	6,688
Amortization of intangible assets	3,830	9,395	-	-	-
Acquisition costs	442	33,191	151	1,635	1,635
Change in fair value of contingent consideration	(812)	(812)	-	-	-
Total operating expenses	15,786	74,274	4,869	9,985	24,281
Loss from operations	(9,615)	(61,330)	(1,555)	(4,958)	(10,122)

Other income (expense)
Interest income (expense)	(65)	248	(170)	(280)	(343)
Loss from repurchase of shares	(128)	(1,032)	-	-	-
Other income (loss)	(41)	141	12	(488)	239
Total other expense, net	(234)	(643)	(158)	(768)	(104)

Net loss before income taxes	(9,849)	(61,973)	(1,713)	(5,726)	(10,226)
Benefit from (provision for) income taxes	1,149	2,819	-	(658)	(658)
Net loss	(8,700)	(59,154)	(1,713)	(6,384)	(10,884)

Other comprehensive loss
Foreign currency translation gain	75	261	-	-	-
Total other comprehensive loss	75	261	-	-	-
Comprehensive loss	$(8,625)	$(58,893)	$(1,713)	$(6,384)	$(10,884)

Net loss	(8,700)	(59,154)	(1,713)	(6,384)	(10,884)

Cumulative preferred stock dividends	-	-	-	(336)	(857)
Deemed dividend for Exchangable Shares - Series C	-	(183)
Deemed dividend on Series Seed preferred stock				(37)	(37)
Net loss applicable to common shareholders	$(8,700)	$(59,337)	$(1,713)	$(6,757)	$(11,778)

Net loss per share, basic and diluted	$(0.17)	$(1.18)
Weighted average common shares outstanding, basic and diluted	52,148,047	50,316,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Amounts in thousands, except share and per share amounts)

Three Months Ended September 30, 2019

												Accumulated	Total
									Additional			Other	Shareholders’
	Common Stock		Class A		Class B		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Equity
Successor	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Loss	(Deficit)
Balance - June 30, 2019	52,155,614	$5	-	$-	-	$-	5,761,741	$47,617	$364,614	$(3,413)	$(39,812)	$186	$369,197
Net loss	-	-	-	-	-	-	-	-	-	-	(8,700)		(8,700)
Share-based compensation	-	-	-	-	-	-	-	-	556	-	-	-	556
Measurement period adjustment to Common Stock issued for acquisitions	(4,150)	-	-	-	-	-	-	-	(42)	-	-	-	(42)
Common stock repurchases	(250,000)	-	-	-	-	-	-	-	-	(1,747)	-	-	(1,747)
Stock option exercises	112,526	-	-	-	-	-	-	-	130	-	-	-	130
Exchangable shares converted to Common Stock	193,645	-	-	-	-	-	(193,645)	(1,936)	1,936	-	-	-	-
Currency translation gain	-	-	-	-	-	-	-	-				75	75
Balance - September 30, 2019	52,207,635	$5	-	$-	-	$-	5,568,096	$45,681	$367,194	$(5,160)	$(48,512)	$261	$359,469

Nine Months Ended September 30, 2019

												Accumulated	Total
									Additional			Other	Shareholders’
	Common Stock		Class A		Class B		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Equity
Successor	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Loss	(Deficit)
Balance - December 31, 2018	-	$-	898,984	$-	13,568,821	$1	-	$-	$-	$-	$9,920	$-	$9,921
Net loss	-	-	-	-	-	-	-	-	-	-	(59,154)		(59,154)
Ordinary shares no longer subject to possible redemption	-	-	9,216,438	1	-	-	-	-	88,190	-	722	-	88,913
Private placement of Class A shares, net of costs			12,863,098	2	-	-	-	-	125,256	-	-	-	125,258
Exchange of shares in GTY Merger	36,547,341	4	(22,978,520)	(3)	(13,568,821)	(1)	-	-	-	-	-	-	-
Common Stock issued for acquisitions	11,969,004	1	-	-	-	-	-	-	119,688	-	-	-	119,689
Shares convertible into Common Stock issued for acquisitions	-	-	-	-	-	-	5,761,741	47,617	-	-	-	-	47,617
Common Stock issued for Exchangeable Shares - Class C	500,000	-	-	-	-	-	-	-	3,860	-	-	-	3,860
Share-based compensation	-	-	-	-	-	-	-	-	2,867	-	-	-	2,867
Private placement of Common Stock, net of costs	3,500,000	-	-	-	-	-	-	-	25,450	-	-	-	25,450
Common stock repurchases	(614,998)	-	-	-	-	-	-	-	-	(5,160)	-	-	(5,160)
Stock option exercises	112,643	-	-	-	-	-	-	-	130	-	-	-	130
Exchangable shares converted to Common Stock	193,645	-	-	-	-	-	(193,645)	(1,936)	1,936	-	-	-	-
Currency translation gain	-	-	-	-	-	-	-	-	-	-	-	261	261
Deemed dividend for Exchangeable Shares - Class C	-	-	-	-	-	-	-	-	(183)	-	-	-	(183)
Balance - September 30, 2019	52,207,635	$5	-	$-	-	$-	5,568,096	$45,681	$367,194	$(5,160)	$(48,512)	$261	$359,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Amounts in thousands, except share and per share amounts)

Predecessor from December 31, 2018 to February 18, 2019

Predecessor
Balance as of December 31, 2018	$(37,142)
Net loss	(1,713)
Stock compensation	61
Exercise of stock options	13
Shareholders'/Members' equity activity	5,629
Balance as of February 18, 2019	$(33,152)

Predecessor from June 30, 2018 to September 30, 2018

Predecessor
Balance as of June 30, 2018	$(22,957)
Net loss	(6,384)
Stock compensation	627
Shareholders'/Members' equity activity	(2,335)
Currency translation loss	(59)
Balance as of September 30, 2018	$(31,108)

Predecessor from December 31, 2017 to September 30, 2018

Predecessor
Balance as of December 31, 2017	$(18,613)
Net loss	(10,884)
Stock compensation	670
Shareholders'/Members' equity activity	(2,222)
Currency translation loss	(59)
Balance as of September 30, 2018	$(31,108)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Successor	Predecessor
	February 19, 2019 through	January 1, 2019 through	Nine Months Ended
	September 30, 2019	February 18, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(59,154)	$(1,713)	$(10,884)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	329	177	480
Amortization of intangible assets	9,395	32	301
Amortization of right of use assets	861	165	-
Share-based compensation	2,867	61	647
Deferred income tax benefit	(2,819)	-	47
Bad debt expense	20	6	16
Loss on disposal of property and equipment	2	-	157
Foreign exchange loss on payment of vested options	21	-	-
Change in fair value of contingent consideration	(812)	(37)	(46)
Change in fair value of warrant liability	-	(18)	39
Gain on sale of marketable securities	-	-	(3)
Accrual of Paid In Kind interest	-	-	12
Repayments of Paid In Kind interest	-	-	(23)
Change in fair value of notes payable converted to stock	-	-	1,387
Interest expense from notes payable converted to stock	-	-	160
Change in fair value of put options	-	-	(99)
Changes in operating assets and liabilities:
Accounts receivable	(4,789)	2,190	(642)
Prepaid expenses and other assets	(150)	202	(615)
Accounts payable and accrued liabilities	(6,202)	(58)	2,676
Contract and other long-term liabilities	11,402	(723)	2,445
Lease liabilities	(814)	-	-
Net cash (used in) provided by operating activities	(49,843)	284	(3,945)

Cash flows from investing activities:
Proceeds from cash held in trust	217,642	-	-
Proceeds from sale/disposal of property and equipment	-	1	1
Purchase of marketable securities	-	-	(180)
Proceeds from related party loan	-	-	(25)
Proceeds from the sales of marketable securities	-	1,531	563
Payment of internal use software	(793)	-	-
Acquisitions, net of cash acquired	(179,423)	-	-
Capital expenditures	(196)	(15)	(333)
Net cash provided by investing activities	37,230	1,517	26

Cash flows from financing activities:
Proceeds from borrowings	-	35	6,231
Repayments of borrowings	(585)	(69)	(729)
Stock options exercises	130	13	23
Contingent consideration payments	-	-	(50)
Shareholder advances	-
Proceeds from issuances of Predeccesor preferred shares	-	-	9,960
Member distribution	-	(500)	(859)
Dividends	-	-	(924)
Borrowings issuance cost	-	-	(24)
Deferred cash payment for acquisitions	-	-	(150)
Common Stock repurchases	(5,160)	-	-
Redemption of Class A Ordinary Shares	(113,982)	-	-
Redemption of Exchangable Shares - Class C	(1,323)	-	-
Proceeds received from private placement of Class A shares, net of costs	125,258	-	-
Proceeds received from private placement of Common Stock , net of costs	25,450	-	-
Repayments of finance lease obligations	(259)	(19)	(110)
Net cash provided by (used in) financing activities	29,529	(540)	13,368

Effect of foreign currency on cash	(84)	(721)	(488)

Net change in cash and cash equivalents	16,832	540	8,961
Cash and cash equivalents, beginning of period	52	13,929	12,441
Cash and cash equivalents, end of period	$16,884	$14,469	$21,402

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Noncash Investing Activity:
Shares issued for the Acquisition	$172,307	$-	$-
Reduction in convertible note liability	$1,000	$-	$-
Exchangable shares converted to Common Stock	$1,936	$-	$-
Capital leases	$2,714	$-	$-

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

In connection with the closing of the Acquisition, the Company changed its name from GTY Govtech, Inc. to GTY Technology Holdings Inc. and became a successor issuer to GTY Cayman and continued the listing of its common stock and warrants on the Nasdaq Capital Market (“NASDAQ”) under the symbols “GTYH” and “GTYHW,” respectively. As of June 2019, the Company’s warrants are no longer listed on any exchange.

GTY is a public sector SAAS company which offers a cloud-based suite of solutions primarily for North American state and local governments. GTY’s cloud-based suite of solutions for state and local governments addresses functions in procurement, payments, grant management, budgeting and permitting. The following is a brief description of each of the Acquired Companies.

Bonfire

Bonfire Interactive Ltd. was incorporated on March 5, 2012 under the laws of the Province of Ontario, and its wholly-owned subsidiary, Bonfire Interactive US Ltd., was incorporated in the United States on January 8, 2018. Bonfire is a provider of strategic sourcing and procurement software, serving customers in government, the broader public sector, and various highly-regulated commercial vertical markets.

Bonfire offers customers and their sourcing professionals a modern SaaS application that helps find, engage, evaluate, negotiate and award vendor and supplier contracts. Bonfire delivers workflow automation, data collection and analysis, and collaboration to drive cost savings, compliance, and strategic outcomes. All of Bonfire’s applications are delivered as a SaaS offering, and Bonfire offers implementation and premium support services.

CityBase

CityBase, a Delaware corporation headquartered in Chicago, provides dynamic content, digital services, and integrated payments via a SaaS platform that includes technological functionality accessible via web and mobile, kiosk, point-of-sale, and other channels. CityBase software integrates its platform to underlying systems of record, billing, and other source systems, and configures payments and digital services to meet the requirements of its customers, which include government agencies and utility companies.

eCivis

eCivis, a Delaware corporation headquartered in Los Angeles, California, is a leading SaaS provider of grants management and indirect cost reimbursement solutions that enable its customers to standardize and streamline complex grant processes in a fully integrated platform. The eCivis platform consists of four core cloud-based products including grants research, grants management, sub-recipient management, and cost allocation and recovery. To assist its customers in the implementation of its cloud-based products, eCivis offers one-time implementation services, including data integration, grants migration and change management. Additionally, eCivis provides ongoing grants management training, cost allocation plan consulting and cost recovery services.

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Questica

Questica, Inc., Questica USCDN Inc., and its wholly-owned subsidiary Questica Ltd., design and develop budgeting software that supports the unique requirements of the public sector. The Questica suite of products are part of a comprehensive web-based budgeting preparation, performance, management and data visualization solution that enables public sector and non-profit organizations to improve and shorten their budgeting cycles.

Questica Inc. was organized in 1998 as an Ontario corporation, maintains two offices located in Burlington, Ontario, Canada and serves the healthcare, K-12, higher education and local government verticals primarily in North America. Questica USCDN was organized in 2017 as an Ontario corporation and Questica Ltd. was incorporated in 2017 in the United States as a Delaware corporation. Questica Ltd. is located in Huntington Beach, California, primarily serving the non-profit market and services a limited number of customers in the public and private sector. The majority of the Questica Ltd.’s customers are located in the United States and Canada, and as well as some international customers, primarily located in the United Kingdom and Africa.

Sherpa

Sherpa is a Colorado limited liability company headquartered in Denver, Colorado, established in 2004. Sherpa is a leading provider of public sector budgeting software and consulting services that help state and local governments create and manage budgets and performance. Customers purchase Sherpa’s software and then engage its consulting services to configure the software and receive training on how to manage the software going forward. Following implementation, customers continue to use the software in exchange for maintenance or subscription fees.

Note 2. Going Concern and Liquidity

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $48.5 million at September 30, 2019, a net loss of approximately $59.2 million and approximately $49.8 million net cash used in operating activities for the successor period from February 19, 2019 through September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further expand its customer base; scale up its production of various products; and increase revenues; however, the Company’s cash position may not be sufficient to support its daily operations through the next twelve months from the date of filing this 10-Q. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional funds by way of a public or private offering and its ability to further generate sufficient revenues. While the Company believes in the viability of its platform and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019 and the Company’s Current Report Form 8-K/A filed with the SEC on March 18, 2019. Certain reclassifications have been made to conform to current period presentation.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

The Acquisition was accounted for as a business combination using the acquisition method of accounting. The Company’s financial statement presentation distinguishes the results of operations into two distinct periods: (i) the period before the consummation of the Acquisition, which includes the period from January 1, 2019 to the Closing Date (the “2019 Predecessor Period”), the three and nine months ended September 30, 2018 (the “2018 Predecessor Period”) and (ii) the period after consummation of the Acquisition which includes the period including and after the Closing Date to September 30, 2019 (“2019 Successor Period”), and the three months ended September 30, 2019. The accompanying condensed consolidated financial statements include a black line division which indicates that the Acquired Companies and the Company’s financial information are presented on a different basis and are therefore, not comparable.

Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See Note 4 – Business Combination for a discussion of the estimated fair values of assets and liabilities recorded in connection with the Acquisition.

The historical financial information of GTY Cayman prior to the Acquisition is not being reflected in the Predecessor financial statements as these historical amounts have been determined not to be useful to a user of the financial statements. GTY Cayman’s operations prior to the Acquisition, other than income from the Trust Account (as defined in Note 10. Shareholders’ Equity) investments and transaction expenses, were nominal.

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

Segments

The Company has six operating segments. The Company’s Chief Executive Officer and Chief Financial Officer, who jointly are the Company’s chief operating decision maker, review financial information for each of the Acquired Companies, together with certain consolidated operating metrics, to make decisions about how to allocate resources and to measure the Company’s performance. See Note 11.

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

The allowance for doubtful accounts for the Successor as of September 30, 2019 and for the Predecessor as of December 31, 2018 was immaterial. Bad debt expense for all periods presented was immaterial.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, and accounts receivable. Cash accounts in a financial institution at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2019 and December 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. Additionally, all Canadian Dollars (“CDN”) institution amounts are covered by Canada Deposit Insurance Corporation, or CDIC insurance.

Use of Estimates

The preparation of the condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include revenue recognition, the carrying value of goodwill, the fair value of acquired intangibles, the capitalization of software development costs, and the useful lives intangible assets, stock-based compensation, contingent consideration and the valuation allowance of deferred tax assets resulting from net operating losses.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the condensed consolidated statement of operations in the period realized. Property, plant and equipment is depreciated using the straight-line method over five (5) to fifteen (15) years. Internal-use software is amortized on a straight-line basis over its estimated useful life or five (5) years.

Leasehold improvements are amortized over the shorter of the useful lives or the term of the respective leases.

Capitalized Software Costs

The Company capitalizes costs incurred during the application development stage related to the development of internal-use software and enterprise cloud computing services. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. For the three months ended September 30, 2019 and the period from February 19, 2019 to September 30, 2019, the Company capitalized $0.2 million and $0.8 million for internal use software, respectively.

Intangible Assets (Successor)

Intangible assets consist of acquired customer relationships, acquired developed technology, trade names and non-compete agreements which were acquired as part of the Acquisition. The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the economic benefits are consumed.

Goodwill (Successor)

Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed, and it is presented as Goodwill in the accompanying condensed consolidated balance sheet of the Successor.   Under ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill is not amortized but is subject to periodic impairment testing.  ASC 350 requires that an entity assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  In our evaluation of goodwill for impairment, which will be performed annually during the fourth quarter, we first assess qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform the quantitative goodwill impairment test. As a result of the Acquisition, the Company acquired goodwill during the Successor Period. There was minimal goodwill prior to the Acquisition. The Company did not identify any significant events or circumstances that would require it to perform an impairment test as of September 30, 2019. As such, there was no impairment recognized during the Successor Period.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s condensed consolidated financial statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the three months ended September 30, 2019, adjustments were made within the permitted measurement period that resulted in (i) an increase in the aggregate consideration of the Acquisition of $0.4 million relating to the settlement of the working capital adjustments, and (ii) the conversion of $0.04 stock consideration to cash consideration for the correction of an investor’s status to a non-accredited investor (the “Measurement Period Adjustments). These Measurement Period Adjustments have been reflected as current period adjustments in the three months ended September 30, 2019 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The Measurement Period Adjustments primarily impacted goodwill, with no effect on earnings or cash in the current period. See Note 4.

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

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the condensed consolidated balance sheet as both a right of use asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset results in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred.

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

The Company’s only material financial instruments carried at fair value as of September 30, 2019, with changes in fair value flowing through current earnings, consist of contingent consideration liabilities recorded in conjunction with business combinations and are as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent consideration – current	$12,208	$-	$-	$12,208
Contingent consideration – long term	55,478	-	-	55,478
Total liabilities measured at fair value	$67,686	$-	$-	$67,686

There were no transfers made among the three levels in the fair value hierarchy during the period after consummation of the Acquisition, which includes the period including and after the Closing Date to September 30, 2019.

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

Changes in Level 3 liabilities measured at fair value from February 18, 2019 to September 30, 2019 were as follows (in thousands):

Contingent consideration - February 18, 2019	$2,685
Fair value of contingent consideration - Bonfire	325
Fair value of contingent consideration - CityBase	48,410
Fair value of contingent consideration - eCivis	5,859
Fair value of contingent consideration - Questica	9,311
Fair value of contingent consideration - Sherpa	1,898
Change in valuation	(812)
Change due to fluctuation in foreign currency	10
Contingent consideration - September 30, 2019	$67,686

The change in valuation was due, in part, to the decreased probabilities of the achievement of certain milestones of some of the acquired entities.

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

Foreign Currency Translation and Transactions

The assets, liabilities and results of operations of certain consolidated entities are measured using their functional currency, which is the currency of the primary foreign economic environment in which they operate. Upon consolidating these entities with the Company, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the condensed consolidated balance sheet date and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these entities’ condensed consolidated financial statements are reported in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets and total other comprehensive loss on the condensed consolidated statements of operations.

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Disaggregation of Revenues

	Successor		Predecessor
	Three Months Ended	February 19, 2019 through	January 1, 2019 through	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019	February 18, 2019	September 30, 2018	September 30, 2018
Subscriptions, support and maintenance	$5,920	$13,393	$3,253	$5,156	$14,424
Professional services	2,449	5,287	1,269	1,369	4,604
License	344	1,302	383	876	1,672
Asset sales	41	52	23	216	321
Total revenues	$8,754	$20,034	$4,928	$7,617	$21,021

Revenues

Subscription, support and maintenance. The Company provides software hosting services that provide customers with access to software related support and updates during the term of the arrangement. Revenues are recognized ratably over the contract term as the customer simultaneously receives and consumes the benefits of the subscription service, as the service is made available to the Company. The first year of subscription fees are typically payable within 30 days after the execution of a contract, and thereafter upon renewal. The Company initially records subscription fees as contract liabilities and recognize revenues on a straight-line basis over the term of the agreement.

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

Revenues from subscription, support and maintenance comprised approximately 68% and 67% of total revenues for the three months ended September 30, 2019 and the 2019 Successor Period, respectively.

Professional services. The Company’s professional services contracts generate revenues on a time and materials, fixed fee or subscription basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Revenues are recognized ratably over the contract term for subscription contracts. The milestone method for revenue recognition is used when there is substantive uncertainty at the date the contract is entered into whether the milestone will be achieved. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 28% and 26% of total revenues for the three months ended September 30, 2019 and the 2019 Successor Period, respectively.

License. Revenues from distinct licenses are recognized upfront when the software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised approximately 4% and 6% of total revenues for the three months ended September 30, 2019 and the 2019 Successor Period.

Asset sales. Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the client and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. Asset sales were less than 1% of total revenues for the three months ended September 30, 2019 and the 2019 Successor Period.

Contract Liabilities

Contract liabilities primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for subscription services to the Company’s SaaS offerings and related implementation and training. The Company recognizes contract liabilities as revenues when the services are performed, and the corresponding revenue recognition criteria are met. The Company receives payments both upfront and over time as services are performed. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. Contract liabilities are reduced as services are provided and the revenue recognition criteria are met. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in current liabilities as contract liabilities, and the remaining portion is recorded in long-term liabilities as contract liabilities, non-current. Revenues of approximately $6.3 million, $2.2 million, and $8.1 million were recognized for the 2019 Successor Period, the 2019 Predecessor Period, and the nine months ended September 30, 2018, respectively, that was included in the contract liabilities balances at the beginning of the respective periods.

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

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates, involve inherent uncertainties and the application of management’s judgment.

Expected Term — The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term.

Expected Volatility — The Company computes stock price volatility over expected terms based on comparable companies’ historical common stock trading prices.

Risk-Free Interest Rate — The Company bases the risk-free interest rate on the U.S. Treasuries implied yield with an equivalent remaining term.

Expected Dividend — The Company has never declared or paid any cash dividends on common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in valuation models.

The following are the assumptions used for the stock option grant on February 19, 2019:

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2019 are as follows:

Warrants to purchase common stock	27,093,334
Unvested restricted stock units	944,962
Options to purchase common stock	278,623
Total	28,316,919

Income Taxes

Deferred income taxes are provided for the tax effects of temporary differences between (i) the carrying amounts of assets and liabilities for financial reporting purposes and (ii) the amounts used for income tax purposes and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be realized and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs any positive evidence of its forecasted future results. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence, and it will adjust the valuation allowance as sufficient objective positive or negative evidence becomes available. No tax related impact was recorded in the financial statements as a result of the adoption of ASU No. 2016-09.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through September 30, 2019, the Company has not identified any material uncertain tax positions for which liabilities would be required to be recorded.

As a result of the Acquisition, a temporary difference between the book fair value and tax basis for the assets acquired of $39.9 million was created, resulting in a deferred tax liability and additional goodwill.

The following is a rollforward of the Company’s deferred tax liability from February 19, 2019 to September 30, 2019 (in thousands):

Balance - February 19, 2019	$(39,908)
Income tax benefit (associated with the amortization of intangible assets)	2,819
Balance - September 30, 2019	$(37,089)

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. Based on the analysis, on January 1, 2019, the Company recorded right of use assets of approximately $3.6 million, lease liability of approximately $3.8 million.

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Bonfire Acquisition

Under the Bonfire Agreement, at Closing, the Company acquired Bonfire for aggregate consideration of approximately $48.0 million in cash and 2,156,014 shares of Company common stock (valued at $10.00 per share) and 2,161,741 shares of Bonfire Exchangeco, each of which is exchangeable for shares of Company common stock on a one-for-one basis at any time of the holder’s choosing. Of the shares issued to Bonfire Holders, 2,008,283 shares of Company common stock and 2,093,612 exchangeable shares in the capital stock of Bonfire Exchangeco (the “Bonfire Exchangco Shares”) are subject to transfer restrictions for one year, which such transfer restrictions may be lifted earlier if, subsequent to the Closing, (i) the last sale price of the Company common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after Closing, or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their shares of Company common stock for cash, securities or other property. In addition, approximately $3.1 million in cash and 690,000 shares of Company common stock were deposited into escrow for a period of up to one year to cover certain indemnification obligations of the Bonfire Holders.

Additionally, in accordance with the Bonfire Agreement, 1,218,937 unvested options to purchase shares of Bonfire common stock were converted into 408,667 options to purchase shares of Company common stock.

During the 2019 Successor Period, 193,645 shares of the Bonfire Exchangeco Shares were converted into the Company’s Common Stock on a one-for-one basis. The Bonfire Exchangeco Shares were subject to the transfer restrictions described above, and the Common Stock issued for these shares is subject to the same transfer restrictions, discussed above.

For the three months ended September 30, 2019, the Company recorded a measurement period adjustment for the decrease in aggregate consideration of $0.1 million relating to the settlement of the working capital adjustment in accordance with the Bonfire Agreement.

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

For the three months ended September 30, 2019, the Company recorded measurement period adjustments for (i) the increase in the aggregate consideration of $0.2 million relating to the settlement of the working capital adjustment in accordance with the CityBase Agreement, and (ii) the conversion of $0.04 stock consideration to cash consideration for the correction of an investor’s status to a non-accredited investor.

eCivis Acquisition

Under the eCivis Agreement and the eCivis Letter Agreement, at Closing, the Company acquired eCivis for aggregate consideration of approximately $14.0 million in cash and 2,883,433 shares of Company common stock (valued at $10.00 per share) (including 525,060 shares of Company common stock which are redeemable for cash at any time in the sole discretion of the Company for a price of $10.00 per share). The shares not subject to a redemption right are subject to transfer restrictions for one year, provided; however, such transfer restrictions may be lifted earlier if, subsequent to the Closing, (i) the last sale price of the Company common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after Closing, or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their shares of Company common stock for cash, securities or other property. In addition, approximately $3.6 million in cash and 242,200 shares of Company common stock were deposited into escrow for a period of up to one year to cover certain indemnification obligations of the eCivis Holders.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

For the three months ended September 30, 2019, the Company recorded a measurement period adjustment for the increase in aggregate consideration of $0.5 million relating to the settlement of the working capital adjustment in accordance with the eCivis Agreement and the eCivis Letter Agreement.

Open Counter Acquisition

Under the Open Counter Agreement and the Open Counter Letter Agreement, at Closing, the Company acquired Open Counter for aggregate consideration of approximately $9.7 million in cash and 1,580,990 shares of Company common stock (valued at $10.00 per share) that were issued to the holders of Open Counter capital stock (the “Open Counter Holders”) (including 100,000 shares of Company common stock which have subsequently been redeemed for a promissory note at the sole discretion of the Company within seven days of the Closing. Such promissory note would bear interest at a rate of 8% per annum in the first year after issuance and 10.0% per annum thereafter (subject to an increase of 1% for each additional 6 months that has elapsed without full payment of such note(s))). The shares that were not subject to a redemption right are subject to transfer restrictions for one year, provided; however, such transfer restrictions may be lifted earlier if, subsequent to the Closing, (i) the last sale price of the Company common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after Closing, or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their shares of Company common stock for cash, securities or other property. In addition, approximately $1.3 million in cash and 164,554 shares of Company common stock were deposited into escrow for a period of one year to cover certain indemnification obligations of the Open Counter Holders.

Questica Acquisition

Under the Questica Agreement and the Questica Letter Agreement, at Closing, the Company indirectly acquired Questica for aggregate consideration of approximately $44.4 million in cash and an aggregate of 2,600,000 Class A exchangeable shares in the capital stock of Questica Exchangeco, which is exchangeable into shares of the Company’s common stock, and 1,000,000 Class B shares in the capital stock of Questica Exchangeco, which is not exchangeable into shares of Company common stock, that were issued to the holders of Questica capital stock (the “Questica Holders”). In accordance with the Questica Shareholder Agreement, dated as of February 12, 2019, by and among the Company and certain Questica Holders (the “Questica Shareholder Agreement”), 500,000 Class C exchangeable shares in the capital stock of Questica Exchangeco had been redeemable at the sole discretion of the Company at any time for $5.0 million plus all accrued and unpaid dividends, and may be exchanged for shares of Company common stock beginning on the sixty-first day following the Closing for a number of shares of Company common stock equal to $5.0 million plus accrued and unpaid dividends divided by the lesser of (i) $10.00 or (ii) the 5-day volume weighted average price (“VWAP”) at the time of exchange. In June 2019, these shares were redeemed for 500,000 shares of the Company common stock at the market price of $7.72, or $3.9 million, and transferred to permanent equity, and $1.3 million of cash. The incremental $0.2 million above the stated redemption price was recorded as a deemed dividend in the accompanying condensed consolidated financial statements. The Class A exchangeable shares in the capital stock of Questica Exchangeco are subject to transfer restrictions for one year, provided; however, such transfer restrictions may be lifted earlier if, subsequent to the Closing, (i) the last sale price of the Company common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after Closing, or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their shares of Company common stock for cash, securities or other property. In addition, approximately $0.1 million in cash and 800,000 of the exchangeable shares described above were deposited into escrow for a period of one year to cover certain indemnification obligations of the Questica Holders.

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

For the three months ended September 30, 2019, the Company recorded a measurement period adjustment for the decrease in aggregate consideration of $0.2 million relating to the settlement of the working capital adjustment in accordance with the Sherpa Agreement and the Sherpa Letter Agreement.

During the three months ended September 30, 2019, the Company made the Measurement Period Adjustments that resulted in (i) an increase in the aggregate consideration of the Acquisition of $0.4 million relating to the settlement of the working capital adjustments, and (ii) the conversion of $0.04 stock consideration to cash consideration for the correction of an investor’s status to a non-accredited investor.  The following is a summary of the revised consideration paid and issued to each Acquired Company including the Measurement Period Adjustments (in thousands):

	Cash Consideration	Stock Consideration		Contingent Consideration	Total	Adjusted Net Assets	Goodwill	Intangibles	Deferred Tax Liability
Bonfire	$50,971	$50,078	(1)	$325	$101,374	$3,639	$81,867	$22,668	$6,800
CityBase	64,507	41,518		48,410	154,435	782	119,945	48,155	14,447
eCivis	18,073	31,256		5,859	55,188	(1,788)	47,878	12,997	3,899
OpenCounter	10,958	17,455		-	28,413	(1,441)	22,524	10,471	3,141
Questica	44,494	31,000	(2)	9,311	84,805	3,652	57,479	33,821	10,147
Sherpa	4,891	1,000		1,898	7,789	1,066	3,283	4,914	1,474
Total	$193,894	$172,307		$65,803	$432,004	$5,910	$332,976	$133,026	$39,908

(1)  Includes $21.6 million of convertible stock consideration

(2)  Includes $31.0 million of convertible stock consideration

The following table represents the revised preliminary allocation of consideration to the assets acquired and liabilities assumed at their estimated acquisition-date fair values, including the Measurement Period Adjustments discussed above. The following revised allocations are considered preliminary and may change within the permissible measurement period, not to exceed one year (in thousands):

	Bonfire	CityBase	eCivis	OpenCounter	Questica	Sherpa	Total
Cash	$4,641	$2,191	$136	$107	$6,763	$632	$14,470
Accounts receivable, net	323	1,018	720	46	1,257	587	3,951
Prepaid expense and other current assets	607	170	340	-	77	33	1,227
Fixed assets	118	500	56	29	182	2	887
Loan receivable - related party	-	175	-	-	-	-	175
Right of use assets	1,315	-	901	-	296	-	2,512
Other assets	369	783	30	-	1,061	-	2,243
Intangible assets	22,668	48,155	12,997	10,471	33,821	4,914	133,026
Goodwill	81,867	119,945	47,878	22,524	57,479	3,283	332,976
Accounts payable and accrued expenses	(1,085)	(1,192)	(582)	(123)	(910)	(188)	(4,080)
Contract liabilities	(1,221)	(816)	(1,635)	(484)	(2,774)	-	(6,930)
Lease liability - short term	(366)	-	-	-	(296)	-	(662)
Deferred tax liability	(6,800)	(14,447)	(3,899)	(3,141)	(10,147)	(1,474)	(39,908)
Other current liabilities	-	-	(3)	(491)	(767)	-	(1,261)
Capital lease obligations - current portion	-	(139)	-	-	-	-	(139)
Contract and other long-term liabilities	(60)	(1,646)	(56)	-	-	-	(1,762)
Capital lease obligation, less current portion	-	(262)	-	-	-	-	(262)
Long term debt	-	-	-	(525)	-	-	(525)
Lease liability - long term	(1,002)	-	(901)	-	-	-	(1,903)
Contingent consideration - pre-existing	-	-	(794)	-	(1,237)	-	(2,031)
Total consideration	$101,374	$154,435	$55,188	$28,413	$84,805	$7,789	$432,004

Transaction Costs

Transaction costs incurred by the Company associated with the Acquisition were $33.2 million from February 19, 2019 through September 30, 2019.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Note 5. Intangible Assets (Successor)

The Company recognized goodwill and certain identifiable intangible assets in connection with business combinations. See Note 4.

Identifiable intangible assets consist of the following as of September 30, 2019 for the Successor (in thousands):

									Intangible Asset Amortization
									for the Period February 19, 2019
	Economic								Through
	Life (Years)	Bonfire	CityBase	eCivis	OpenCounter	Questica	Sherpa	Gross Total	September 30, 2019	Net Total

Patents / Developed Technology	8	$10,197	$31,789	$3,637	$5,469	$6,090	$1,140	$58,322	$4,477	$53,845
Trade Names / Trademarks	1 - 10	3,491	8,038	2,573	1,217	1,880	306	17,505	1,241	16,264
Customer Relationships	10	8,723	7,840	6,641	3,678	25,721	3,396	55,999	3,432	52,567
Non-Compete Agreements	3	257	488	146	107	130	72	1,200	245	955
		$22,668	$48,155	$12,997	$10,471	$33,821	$4,914	$133,026	$9,395	$123,631

Amortization expense recognized by the Company related to intangible assets for the three months ended September 30, 2019 and the period from February 19, 2019 to September 30, 2019 (Successor) was $3.8 million and $9.4 million, respectively. Amortization expense recognized by the Predecessor for the period from January 1, 2019 through February 18, 2019, the three months ended September 30, 2018, and the nine months ended September 30, 2018 (predecessor) was $0.03 million, $0.2 million and $0.3 million, respectively.

The estimated aggregate future amortization expense for intangible assets is as follows (in thousands):

Three months ended December 31, 2019	$3,829
Year ended December 31, 2020	15,052
Year ended December 31, 2021	15,010
Year ended December 31, 2022	15,010
Year ended December 31, 2023	15,010
Year ended December 31, 2024	15,010
Thereafter	44,710
$123,631

Note 6. Related Party Transactions

Convertible Note

On August 8, 2018, GTY Cayman issued the Convertible Note to GTY Investors, LLC (the “Sponsor”), pursuant to which GTY Cayman was able to borrow up to $1 million from the Sponsor from time to time. The Convertible Note does not bear interest. The Sponsor has the option to convert any amounts outstanding under the Convertible Note, up to $1.0 million in the aggregate, into warrants at a conversion price of $1.50 per warrant. The terms of such warrants will be identical to the private placement warrants. During the period ended March 31, 2019, GTY drew down $0.4 million on the Convertible Note, resulting in $1.0 million principal amount outstanding. The $1.0 million principal amount was offset against amounts due from the Sponsor (see “Agreements and Arrangements with Certain Institutional Investors”) and, as of September 30, 2019, there was no amount outstanding under the Convertible Notes.

Agreements and Arrangements with Certain Institutional Investors

On February 13, 2019, GTY Cayman, the Sponsor, William D. Green, Joseph M. Tucci and Harry L. You (Messrs. Green, Tucci and You, collectively, the “Founders”) entered into agreements and arrangements with certain institutional investors pursuant to which a total of 1,500,000 Class A Ordinary Shares of GTY Cayman were not redeemed in connection with the business combination (the “Outstanding Cayman Shares”). The holder of Outstanding Cayman Shares which were converted into shares of the Company’s common stock on the Closing Date on a one-for-one basis is entitled to put such shares to the Sponsor and the Founders for a purchase price equal to the price at which GTY Cayman redeemed Class A Ordinary Shares in connection with the business combination, $10.29 (the “redemption price”), payment of such purchase price is guaranteed by the Company, and to receive from the Company a cash payment, if and to the extent necessary, but not to exceed $250,000, in order to provide such shareholder with at least a 5% return on such shares above the redemption price. With respect to 1,000,000 of the Outstanding Cayman Shares, GTY Cayman engaged a broker-dealer to facilitate the purchase of the Outstanding Cayman Shares by an institutional investor prior to the Closing for $9.90 per share and agreed to pay such broker-dealer an amount per share in cash equal to the difference between the redemption price and $9.90. In addition, the Sponsor and the Founders entered into agreements prior to the Closing pursuant to which they were obligated to reimburse the holders of an additional 1,942,953 Class A Ordinary Shares that were not redeemed in connection with the business combination (the “Outstanding Class A Shares”) for losses that may be incurred upon the sale of the Outstanding Class A Shares within a specified period following the Closing, up to an agreed-upon limit, and the Company has agreed to guarantee such reimbursement obligations of the Sponsor. During the Q1 2019 Successor Period, the Company, on behalf of the Sponsor, paid $4.0 million for losses incurred upon the sale of the Outstanding Class A Shares and, in turn, the Company reduced its convertible note liability for $1.0 million (see “Convertible Note”). During the nine months ended September 30, 2019, the Sponsor reimbursed the Company for the remaining $3.0 million for such losses on the Outstanding Class A Shares. As of September 30, 2019, the Outstanding Class A Shares are no longer guaranteed by the Founders or the Company.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Note 7. Share-Based Compensation

Stock Options

In connection with the Acquisition, the Company adopted a stock option plan and issued 408,667 stock options to employees. The total fair value of the stock options at the grant date was $3.6 million.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of February 18, 2019	-	$-	-	$-
Granted	408,667	1.82	8.2	-
Exercised	(112,643)	1.16		-
Forfeited/expired	(17,401)	1.16		-
Outstanding as of September 30, 2019	278,623	$2.13	8.2	$1,316
Options vested and exercisable	80,988	$2.12	8.1	$383

For the three months ended September 30, 2019 and the period from February 19, 2019 to September 30, 2019, the Company recorded approximately $0.3 million and $2.4 million, respectively, of share-based compensation expense related to the options. As of September 30, 2019, the Company has $1.2 million of unrecognized share-based compensation cost. During the Successor Period, share-based compensation expense is recorded as a component of general and administrative expenses.

Restricted Stock Units

During the Successor Period, the Company issued 1,049,237 restricted stock units (“RSUs”) to employees as annual performance awards. A portion of the RSUs will vest in ratable annual installments over either two or four years, as applicable, from the grant date, and the remaining RSUs will vest subject to the achievement of certain performance conditions over a three-year performance period, in each case, assuming continuous service by the employees through the applicable vesting dates. The RSUs granted to the Company’s Chief Executive Officer are subject to two different sets of performance-vesting criteria: (i) one RSU grant will vest on the last day of any 120-day trading period ending prior to the third anniversary of the grant date, to the extent that during such period, the average closing price per share of the Company’s common stock equals or exceeds $20, and under certain circumstances, the RSUs may vest if the stock price hurdle is achieved prior to the fourth anniversary of the grant date; and (ii) the other RSU grant will vest subject to the achievement of certain performance conditions over a one-year performance period. In each case, vesting of the RSUs is generally subject to the Chief Executive Officer’s continuous service through each vesting date.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

A summary of the Company's restricted stock units and related information is as follows:

	Number of Shares	Weighted Average Grant Price
Unvested as of as of February 18, 2019	-	$-
Granted	1,049,237	9.53
Forfeited/expired	(104,275)	-
Unvested as of September 30, 2019	944,962	$9.52

For the three months ended September 30, 2019 and the period from February 19, 2019 to September 30, 2019, the Company recorded approximately $0.2 million and $0.4 million, respectively, of share-based compensation expense related to the RSUs. As of September 30, 2019, the Company had unrecognized stock-based compensation expense related to all unvested restricted stock units of $8.5 million. The weighted average remaining contractual term of unvested RSUs that is time based is approximately one year at September 30, 2019. 758,550 of the RSUs granted above contained performance conditions. No stock-based compensation was recognized during the three months ended September 30, 2019 for these performance RSUs, since achievement of such performance metrics was not considered probable.

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

At September 30, 2019, the Company had operating lease liabilities of approximately $6.4 million and right of use assets of approximately $6.2 million, which are included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (dollars in thousands):

Three Months Ended September 30, 2019 (Successor Period)

	Bonfire	CityBase	eCivis	Questica	Total
Operating leases
Operating lease cost	$109	$153	$77	$95	$434
Variable lease cost	-	-	-	-	-
Operating lease expense	109	153	77	95	434
Short-term lease rent expense	-	-	-	-	-
Total rent expense	$109	$153	$77	$95	$434

	Bonfire	CityBase	eCivis	Questica	Total
Operating cash flows from operating leases	$108	$163	$77	$34	$382
Right-of-use assets exchanged for operating lease liabilities	$-	$-	$-	$3,140	$3,140
Weighted-average remaining lease term – operating leases	2.7	2.2	2.0	10.7	6.8
Weighted-average discount rate – operating leases	9.9%	10.0%	8.0%	4.8%	7.0%

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Nine Months Ended September 30, 2019 (Successor/Predecessor Period)

	Bonfire	CityBase	eCivis	Questica	Total
Operating leases
Operating lease cost	$210	$464	$232	$164	$1,070
Variable lease cost	-	-	-	-	-
Operating lease expense	210	464	232	164	1,070
Short-term lease rent expense	-	-	-	-	-
Total rent expense	$210	$464	$232	$164	$1,070

	Bonfire	CityBase	eCivis	Questica	Total
Operating cash flows from operating leases	$332	$485	$232	$101	$1,150
Right-of-use assets exchanged for operating lease liabilities	$1,292	$1,541	$920	$3,450	$7,203
Weighted-average remaining lease term – operating leases	2.7	2.2	2.7	10.7	6.9
Weighted-average discount rate – operating leases	9.9%	10.0%	8.0%	4.8%	7.0%

As of September 30, 2019, future minimum lease payments under non-cancellable operating are as follows (in thousands):

	Bonfire	CityBase	eCivis	Questica	Total
Three months ended December 31, 2019	$113	$164	$77	$36	$390
Year Ended December 31, 2020	452	662	309	427	1,850
Year Ended December 31, 2021	463	458	309	408	1,638
Year Ended December 31, 2022	235	-	129	410	774
Year Ended December 31, 2023	-	-	-	365	365
Year Ended December 31, 2024	-	-	-	2,754	2,754
Total	1,263	1,284	824	4,400	7,771
Less present value discount	(164)	(126)	(84)	(1,013)	(1,387)
Operating lease liabilities	$1,099	$1,158	$740	$3,387	$6,384

Note 9. Commitments and Contingencies

Successor

Legal Proceedings

From time to time, the Companies may become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company.

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

As of September 30, 2019, and December 31, 2018, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Note 10. Shareholders’ Equity

Initial Public Offering Redemption Shares

In connection with a shareholder meeting called to approve the business combination, the Company provided the holders of its outstanding Class A ordinary shares sold in the Company’s initial public offering (the “public shareholders”) with the opportunity to redeem all or a portion of their public shares. The public shareholders were entitled to redeem their public shares for a pro rata portion of the remaining balance in the trust account established in connection with the Company’s initial public offering for the benefit of the Company’s public shareholders and into which substantially all of the proceeds from the initial public offering were deposited (the “Trust Account”). The remaining 20,289,478 GTY Cayman public shares were recorded at a redemption value and classified as temporary equity upon the completion of the initial public offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In connection with the Business Combination, 11,073,040 Class A ordinary shares of GTY were redeemed for $114.0 million, at a per share price of approximately $10.29. The remaining 9,216,438 shares with a redemption value of $88.9 million were transferred to permanent equity.

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

In connection with the Subscription Agreements, immediately prior to the Closing, the Sponsor surrendered to GTY Cayman for cancellation (at no cost to GTY) 231,179 Class B (founder) shares, which have been retroactively adjusted in the accompanying statement of stockholders equity, and sold 500,000 private placement warrants held by it to an accredited investor in a private placement for an aggregate of $250,000 or $0.50 per warrant (which was $1.00 per warrant less than the price originally paid for such warrants).

GTY Merger Share Exchange

In connection with the GTY Merger, all of the issued and outstanding shares of GTY Cayman were exchanged for an equal number of shares of GTY common stock and immediately before the exchange, each outstanding unit was separated into its component Class A ordinary share and warrant.  Upon the exchange, 22,978,520 Class A and 13,568,821 Class B shares of GTY Cayman were exchanged for an aggregate of 36,547,341 shares of common stock of GTY.

Shares issued in the Acquisition

As part of the consideration for the Acquisition, the Company issued (a) 11,973,154 shares of common stock (as adjusted by the Measurement Period Adjustment below), of which 3,937,907 are redeemable at the option of the Company (the “Acquisition Redemption Shares”), (b) 2.6 million Class A and 0.5 million Class C shares (the “Class C Shares”) of Questica Exchangeco (the “Questica Shares”) and 2,161,741 shares of Bonfire Exchangeco shares (collectively, the “Exchange Shares”) that are exchangeable into an equal number of common stock.  The Exchange Shares are recorded as common shares of the Company.  The Company also issued 1,000,000 Class B shares of Questica Shares which are not exchangeable for common stock and thus have no value. The shares issued as consideration in the Acquisition were valued at $10 per share in the accompanying condensed consolidated financial statements.

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

In April 2019, 193,645 shares of the Bonfire Exchangeco Shares were converted into the Company’s Common Stock on a one-for-one basis (see Note 4).

For the three months ended September 30, 2019, there was a Measurement Period Adjustment to change $41,500, or 4,150 shares, of stock consideration to cash consideration (see Note 4).

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Common Stock – GTY is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share.

In March 2019, the Company redeemed 100,000 shares of common stock for a promissory note in the principal amount of $1,000,000, bearing interest at a rate of 8% per annum in the first year after issuance and 10.0% per annum thereafter (subject to an increase of 1% for each additional 6 months that has elapsed without full payment of such note(s)) and included these in Treasury Stock in the accompanying condensed consolidated balance sheets.

In April 2019, the Company repurchased 264,998 shares of common stock for $2.6 million.  These shares were included in Treasury Stock in the accompanying condensed consolidated balance sheets at the stock price on the date of the repurchases, or $2.4 million, and the remaining $0.2 million is included in Loss from repurchase of shares in the condensed consolidated statements of operations and comprehensive loss.

In June 2019, the Company issued 3.5 million shares of common stock in a registered direct offering for $25.5 million, at a price of $7.70 per share, net of $1.5 million of offering costs.

In June 2019, two Bonfire employees cashless exercised 284 stock options and the Company issued 117 shares of common stock. For the three months ended September 30, 2019, Bonfire employees exercised 112,526 stock options for the issuance of shares of common stock. See Note 7.

In July 2019, in accordance with the eCivis Agreement and the eCivis Letter Agreement, the Company repurchased 250,000 shares of common stock for $2.5 million. These shares were included in Treasury Stock in the accompanying condensed consolidated balance sheets at the stock price on the date of the repurchases, or $1.7 million, and the remaining $0.8 million is included in Loss from repurchase of shares in the condensed consolidated statements of operations and comprehensive loss.

Preferred Shares – GTY is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of September 30, 2019, there were no preferred shares issued or outstanding.

Warrants

At September 30, 2019, there were a total of 27,093,334 warrants outstanding. The warrants were originally sold as part of the units offered in the IPO. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants.

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

Note 11. Segment Reporting

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

	GTY	Bonfire	CityBase	eCivis	OpenCounter	Questica	Sherpa	Eliminations	Total
Successor
Three Months Ended September 30, 2019
Total revenue	$-	$1,174	$1,551	$1,638	$407	$3,083	$901	$-	$8,754
Cost of goods sold	-	277	958	454	105	653	136	-	2,583
Loss from operations	(2,441)	(1,634)	(4,354)	17	(614)	(537)	(52)	-	(9,615)

Successor
February 19, 2019 through September 30, 2019
Total revenue	$-	$2,385	$4,634	$3,200	$929	$6,311	$2,575	$-	$20,034
Cost of goods sold	-	643	3,168	1,087	263	1,468	461	-	7,090
Loss from operations	(21,989)	(7,911)	(12,821)	(1,885)	(1,363)	(12,611)	(2,750)	-	(61,330)

Predecessor
January 1, 2019 through February 18, 2019
Total revenue	$-	$593	$820	$673	$298	$1,913	$631		$4,928
Cost of goods sold	-	124	746	267	51	296	130	-	1,614
Loss from operations	-	(741)	(1,499)	(265)	46	550	354	-	(1,555)

Predecessor
Three Months Ended September 30, 2018
Total revenue	$-	$845	$1,640	$1,250	$393	$2,420	$1,069	$-	$7,617
Cost of goods sold	-	216	1,225	457	135	498	59	-	2,590
Loss from operations	-	(1,478)	(3,497)	(444)	(350)	114	697	-	(4,958)

Predecessor
Nine Months Ended September 30, 2018
Total revenue	$-	$2,255	$4,082	$3,745	$1,213	$7,583	$2,143	$-	$21,021
Cost of goods sold	-	554	3,023	1,283	373	1,458	171	-	6,862
Loss from operations	-	(3,572)	(7,691)	(821)	(348)	1,096	1,214	-	(10,122)

Successor
As of September 30, 2019
Goodwill	$-	$81,867	$119,945	$47,877	$22,525	$57,479	$3,283	$-	$332,976
Assets	395,679	107,026	161,734	62,005	31,490	96,796	6,796	(366,203)	495,323

Predecessor
As of December 31, 2018
Goodwill	$-	$-	$123	$585	$-	$1,810	$-	$-	$2,518
Assets	-	6,329	7,215	2,621	316	11,710	1,377	-	29,568

Revenues from North America customers accounted for greater than 90% of the Company’s revenues for the periods presented.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and in our Current Report on Form 8-K/A filed with the SEC on March 18, 2019. Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, in the section entitled “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and elsewhere in this Form 10-Q. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

We were formed on August 11, 2016 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “business combination”). Until the business combination, we did not engage in any operations nor generate any revenues. We recognized an opportunity to replace costly legacy systems with scalable and efficient Software as a Service, or SaaS, products. Our search led to the acquisition (the “Acquisition”) of Bonfire, CityBase, eCivis, Open Counter, Questica, and Sherpa on February 19, 2019 (the “Closing Date”).

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

The Acquisition was accounted for as a business combination under GAAP and resulted in a change in accounting basis as of the date of the Acquisition. As a result, our condensed consolidated financial statements for the period beginning on February 19, 2019 are presented on a different basis than that for the periods before February 19, 2019, and therefore are not comparable. As a result of the application of the acquisition method of accounting, our condensed consolidated financial statements and certain presentations are separated into two distinct periods to indicate the different ownership and accounting basis between the periods presented: (i) the period before the consummation of the Acquisition, which includes the period from January 1, 2019 to the Closing Date (“2019 Predecessor Period”) and the nine months ended September 30, 2018 (the “2018 Predecessor Period”), and (ii) the periods on and after the consummation of the acquisition, which includes the period including and after the Closing Date to September 30, 2019 (“2019 Successor Period”), and the three months ended September 30, 2019.

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

Investment in Growth.    We plan to continue to invest in our business so that we can capitalize on our market opportunity. We intend to continue to grow our sales and marketing team to acquire new customers and to increase sales to existing customers. We intend to continue to grow our research and development team to extend the functionality and range of our applications. We also intend to invest in new and improved IT solutions to support our business. However, we expect our sales and marketing expenses and research and development expenses as a percentage of revenues to decrease over time as we grow our revenues and gain economies of scale by increasing our customer base and increase sales to our existing customer base. We believe that these investments will contribute to our long-term growth, although they may adversely affect our profitability in the near term.

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

Key Components of our Results of Operations

Revenues

Subscription, support and maintenance. We provide software hosting services that provide customers with access to software related support and updates during the term of the arrangement. Revenues are recognized ratably over the contract term as the customer simultaneously receives and consumes the benefits of the subscription service. The first year of subscription fees are typically payable within 30 days after the execution of a contract, and thereafter upon renewal. We initially record subscription fees as contract liabilities and recognize revenues on a straight-line basis over the term of the agreement.

Our contracts may include variable consideration in the form of usage fees, which are included in the transaction price in the period in which the usage occurs and the fee is known.

Subscription, support and maintenance revenues also includes kiosk rentals and on-premise support or maintenance pertaining to license sales. Revenues from kiosk rentals and on-premise support are recognized on a straight-line basis over the support period.

Revenues from subscription, support and maintenance comprised approximately 67% of total revenues for the 2019 Successor Period.

Professional services.     Our professional services contracts generate revenues on a time and materials, fixed fee or subscription basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Revenues are recognized ratably over the contract term for subscription contracts. The milestone method for revenue recognition is used when there is substantive uncertainty at the date the contract is entered into whether the milestone will be achieved. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 26% of total revenues for the 2019 Successor Period.

License. Revenues from distinct licenses are recognized upfront when the software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised approximately 6% of total revenues for the 2019 Successor Period.

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

We believe reviewing our operating results for the nine months ended September 30, 2019 by combining the results of the 2019 Predecessor Period and 2019 Successor Period (“S/P Combined Period”) is more useful in discussing our overall operating performance when compared to the 2018 Predecessor Period.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Total revenues

Our total revenues were $8.8 million. Excluding the $1.0 million impact of purchase accounting, our total non-GAAP revenues for the three months ended September 30, 2019 was $9.8 million compared to $7.6 million for the quarter ended September 30, 2018 on a comparable basis, representing a 28% increase. This increase was driven by an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers. The change in revenues for each operating segment is due to the following (in thousands, except percentages):

	Three Months Ended September 30,
	Generally Accepted Accounting Principles (“GAAP”)				Non-GAAP
	Total Revenues 2019	Total Revenues 2018	Increase / (Decrease) in Dollars	Increase / (Decrease) in %	Total Revenues 2019	Total Revenues 2018	Increase / (Decrease) in Dollars	Increase / (Decrease) in %
Bonfire	$1,174	$845	$329	39%	$1,310	$845	$465	55%
CityBase	1,551	1,640	(89)	(5)%	1,708	1,640	68	4%
eCivis	1,638	1,250	388	31%	1,857	1,250	607	49%
Open Counter	407	393	14	4%	532	393	139	35%
Questica	3,083	2,420	663	27%	3,450	2,420	1,030	43%
Sherpa	901	1,069	(168)	(16)%	901	1,069	(168)	(16)%
Total	$8,754	$7,617	$1,137	15%	$9,758	$7,617	$2,141	28%

Bonfire’s, Questica’s and Open Counter’s revenues increased primarily due to an increase in subscription and support and maintenance revenues resulting from an increase in customers from the prior year. eCivis revenues increased primarily as a result of an increase in professional services. Sherpa’s revenues decreased due to a significant decrease in license revenues, partially offset by an increase in professional services revenues.

Total cost of revenues

Our total cost of revenues for the three months ended September 30, 2019 were consistent on a year-over-year basis. The change in cost of revenues for each operating segment is due to the following (in thousands, except percentages):

	Three Months Ended September 30,
	Total Cost of Revenues 2019	Total Cost of Revenues 2018	Increase / (Decrease) in Dollars	Increase / (Decrease) in %
Bonfire	$277	$216	$61	28%
CityBase	958	1,225	(267)	(22)%
eCivis	454	457	(3)	(1)%
Open Counter	105	135	(30)	(22)%
Questica	653	498	155	31%
Sherpa	136	59	77	131%
Total	$2,583	$2,590	$(7)	0%

Bonfire

Bonfire’s total cost of revenues increased primarily due to a $0.1 million increase in salaries and benefits. The increase in salaries and benefits was primarily driven by a 7% increase in average headcount from September 30, 2018 to September 30, 2019. Hosting tools and services were materially consistent with the comparative year-over-year period.

CityBase

CityBase’s total cost of revenues decreased primarily due to a $0.2 million decrease in expenses incurred by third-party contractors, a $0.2 million decrease in the cost of kiosks sold, and a $0.1 million decrease in salaries and wages, partially offset by a $0.3 million increase in bank fees associated with its usage fee revenues.

eCivis

eCivis’ total cost of revenues was materially consistent year-over-year.

Open Counter

Open Counter’s total cost of revenues was materially consistent year-over-year.

Questica

Questica’s total cost of revenues increased due primarily to a 24% increase in average headcount between September 30, 2018 and September 2019 driven by its growth in revenue and number of customers.

Sherpa

Sherpa’s total cost of revenues increased due primarily to additional consultants hired to support its expanding professional services revenues.

Operating expenses (excluding amortization of intangible assets and acquisition costs)

Our total operating expenses (excluding amortization of intangible assets, acquisition costs and change in fair value of contingent consideration) for the three months ended September 30, 2019 have increased due primarily to increases in headcount in sales and marketing, general and administrative, and research and development resulting from growth in the business. The change in operating expenses for each operating segment is due to the following (in thousands, except percentages):

	Three Months Ended September 30,
	Total Operating Expenses 2019	Total Operating Expenses 2018	Increase / (Decrease) in Dollars	Increase / (Decrease) in %
Bonfire	$2,188	$1,901	$287	15%
CityBase	3,631	3,032	599	20%
eCivis	1,348	1,077	271	25%
Open Counter	615	419	196	47%
Questica	1,978	1,607	371	23%
Sherpa	544	314	230	73%
Corporate	2,022	0	2,022	N/A
Total	$12,326	$8,350	$3,976	48%

Bonfire

Bonfire’s total operating expense increased due primarily to a 30% increase in sales and marketing and a 10% increase in general and administrative expenses, partially offset by a 7% decrease in research and development. The increase in sales and marketing was primarily due to an increase of stock-based compensation of $0.1 million, a $0.1 million increase in salaries and benefits and a $0.1 million increase in commissions expense. These increases were driven by a 37% increase in average headcount between September 30, 2018 and September 30, 2019.

CityBase

CityBase’s total operating expense increased due primarily to an 82% increase in sales and marketing, a 39% increase in research and development and a 12% increase in general and administrative expenses. The increase in sales and marketing was primarily due to a $0.2 million increase in salaries and benefits driven by a 24% increase in average headcount between September 30, 2018 and September 30, 2019 and a $0.1 million increase in marketing and advertising spend. The increase in research and development was primarily due to a $0.4 million increase in salaries and benefits driven by a 49% increase in average headcount between September 30, 2018 and September 30, 2019.

eCivis

eCivis’ total operating expense increased primarily due to an 87% increase in sales and marketing and a 2% increase in research and development, partially offset by a 16% decrease in general and administrative costs. The increase in sales and marketing was primarily due to a $0.3 million increase in salaries and benefits driven by a 74% increase in average headcount from September 30, 2018 to September 30, 2019. The decrease in general and administrative costs was primarily due to lower oversight costs at the company level post-Acquisition.

Open Counter

Open Counter’s total operating expense increased primarily due to a $0.2 million increase in salaries and benefits driven by a 50% increase in average headcount from September 30, 2018 to September 30, 2019.

Questica

Questica’s total operating expense increased primarily due to a 53% increase in sales and marketing, a 3% increase in research and development and was offset by a 13% decrease in general and administrative expenses. The increase in sales and marketing is due primarily to a 44% increase in average headcount from September 30, 2018 to September 30, 2019.

Sherpa

Sherpa’s total operating expenses increased due primarily to a $0.3 million increase in salaries and benefits driven by a 53% increase in average headcount from September 30, 2018 to September 30, 2019, partially offset by a decrease in expenses incurred by third-party contractors.

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

Successor/Predecessor (“S/P”) Combined Period Compared to the Nine Months Ended September 30, 2018

Total revenues

Our total revenues for the S/P Combined Period increased on a year-over-year basis. This increase was driven by an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers. Our revenues for the S/P Combined Period were $25.0 million. Excluding the $3.6 million impact of purchase accounting and combining the results of the 2019 Predecessor Period and 2019 Successor Period, our total non-GAAP adjusted revenues for the nine months ended September 30, 2019 would have been $28.5 million compared to $21.0 million for the nine months ended September 30, 2018 on a comparable basis, representing a 36% increase. The change in revenues for each operating segment is due to the following (in thousands, except percentages):

				Generally Accepted Accounting Principles (“GAAP”)			Non-GAAP
	February 19, 2019 through September 30, 2019	January 01, 2019 through February 18, 2019	Total S/P Combined 2019	Total Revenues 2018	Increase / (Decrease) in Dollars	Increase / (Decrease) in %	Total Revenues 2019	Total Revenues 2018	Increase / (Decrease) in Dollars	Increase / (Decrease) in %
Bonfire	$2,385	$593	$2,978	$2,255	$723	32%	$3,498	$2,255	$1,243	55%
CityBase	4,634	820	5,454	4,082	1,372	34%	5,833	4,082	1,751	43%
eCivis	3,200	673	3,873	3,745	128	3%	4,622	3,745	877	23%
Open Counter	929	298	1,227	1,213	14	1%	1,642	1,213	429	35%
Questica	6,311	1,913	8,224	7,583	641	8%	9,680	7,583	2,097	28%
Sherpa	2,575	631	3,206	2,143	1,063	50%	3,262	2,143	1,119	52%
Total	$20,034	$4,928	$24,962	$21,021	$3,941	19%	$28,537	$21,021	$7,516	36%

Bonfire’s and Open Counter’s revenues increased primarily due to an increase in subscription, support and maintenance revenues resulting from an increase in customers from the prior year. CityBase’s revenues increased primarily due to an increase in transaction volume and eCivis revenues increased primarily as a result of an increase in professional services. Sherpa’s and Questica’s revenues increased due primarily to an increase in professional services as well as an increase in subscription, support and maintenance revenues.

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

	February 19, 2019 Through September 30, 2019	January 01, 2019 through February 18, 2019	Total S/P Combined 2019	Total Cost of Revenues 2018	Increase / (Decrease) in Dollars	Increase / (Decrease) in %
Bonfire	$643	$124	$767	$554	$213	38%
CityBase	3,168	746	3,914	3,023	891	29%
eCivis	1,087	267	1,354	1,283	71	6%
Open Counter	263	51	314	373	(59)	(16)%
Questica	1,468	296	1,764	1,458	306	21%
Sherpa	461	130	591	171	420	246%
Total	$7,090	$1,614	$8,704	$6,862	$1,842	27%

Bonfire

Bonfire’s total cost of revenues increased primarily due to a $0.2 million increase and salaries and benefits driven by a 21% increase in average headcount from September 30, 2018 to September 30, 2019. The remaining increase was from additional hosting tools and services to support the higher number of customers supported on the platform.

CityBase

CityBase’s total cost of revenues increased primarily due to a $1.6 million increase in bank fees associated with its expansion in usage fee revenues and offset by a $0.4 million decrease in expenses incurred by third-party contractors and a $0.3 million decrease in the cost of kiosks sold.

eCivis

eCivis’ total cost of revenues for the S/P Combined Period was materially consistent year-over-year.

Open Counter

Open Counter’s total cost of revenues for the S/P Combined Period was materially consistent year-over-year.

Questica

Questica’s total cost of revenues increased due primarily to a 22% increase in headcount from September 30, 2018 to September 30, 2019.

Sherpa

Sherpa’s total cost of revenues increased due primarily to an increase in professional services costs to support the increase in professional services revenues.

Operating expenses

Our total operating expenses for the S/P Combined Period have increased due primarily to increases in headcount in sales and marketing, general and administrative, and research and development resulting from growth in the business. The change in operating expenses for each operating segment is due to the following (in thousands, except percentages):

	Nine Months Ended September 30,
	February 19, 2019 Through September 30, 2019	January 01, 2019 through February 18, 2019	Total S/P Combined 2019	Total Operating Expenses 2018	Increase / (Decrease) in Dollars	Increase / (Decrease) in %
Bonfire	$7,559	$1,210	$8,769	$5,067	$3,702	73%
CityBase	8,791	1,518	10,309	7,868	2,441	31%
eCivis	2,976	575	3,551	3,124	427	14%
Open Counter	1,289	202	1,491	1,000	491	49%
Questica	4,440	1,066	5,506	4,829	677	14%
Sherpa	1,180	147	1,327	758	569	75%
Corporate	6,265	-	6,265	-	6,265	N/A
Total	$32,500	$4,718	$37,218	$22,646	$14,572	64%

Bonfire

Bonfire’s total operating expense increased due to a 128% increase in sales and marketing, a 33% increase in research and development and a 30% increase in general and administrative costs. The increase in sales and marketing was primarily due to a $1.3 million increase in stock-based compensation expense and a $0.9 million increase in salaries and benefits driven by a 59% increase in average headcount from September 30, 2018 to September 30, 2019. The increase in general and administrative expenses was primarily due to a $0.3 million increase in salaries and benefits driven by a 25% increase in average headcount from September 30, 2018 to September 30, 2019. The increase in general and administrative expenses was primarily due to a $0.7 million increase in stock-based compensation expense.

CityBase

CityBase’s total operating expense increased due to a 35% increase in research and development, a 31% increase in sales and marketing and a 12% increase in general and administrative costs. The increase in research and development was primarily due to a $1.9 million increase in salaries and benefits driven by a 68% increase in average headcount from September 30, 2018 to September 30, 2019. The increase in sales and marketing was primarily due to a $0.6 million increase in salaries and benefits driven by a 183% increase in average headcount from September 30, 2018 to September 30, 2019.

eCivis

eCivis’ total operating expense increased due to a 62% increase in sales and marketing and a 14% increase in research and development and was partially offset by a 19% decrease in general and administrative costs. The increase in sales and marketing was primarily due to a $0.4 million increase in salaries and benefits driven by a 46% increase in average headcount from September 30, 2018 to September 30, 2019 and a $0.1 million increase in commission expense. The increase in research and development was primarily due to a $0.1 million increase in salaries and benefits driven by a 19% increase in average headcount from September 30, 2018 to September 30, 2019. The decrease in general and administrative costs was primarily due to a $0.2 million decrease in oversight costs at the company level post-Acquisition.

Open Counter

Open Counter’s total operating expense increased due primarily to a $0.5 million increase in salaries and benefits driven by a 34% increase in average headcount from September 30, 2018 to September 30, 2019.

Questica

Questica’s total operating expense increased due primarily to a 53% increase in sales and marketing driven primarily by a 33% increase in average headcount from September 30, 2018 to September 30, 2019.

Sherpa

Sherpa’s total operating expenses increased due primarily to a $0.6 million increase in salaries and benefits driven by a 55% increase in average headcount from September 30, 2018 to September 30, 2019.

Corporate

Corporate expenses primarily comprised of outside services including legal, accounting and consulting fees, payroll and related expenses, corporate insurance, and stock-based compensation.

Other operating expenses

Acquisition costs consist primarily of Acquisition transaction costs, capital market advisory fees, and bonuses incurred as a result of the transaction or a change in control. Amortization of intangible assets consists of the amortization of finite lived intangibles resulting from the Acquisition as described in Note 3 of the notes to our condensed consolidated financial statements included in this form 10-Q.

Other income (expense)

Interest income during the S/P Combined Period was primarily due to the investments held by GTY Corporate during the 2019 Successor Period.

Reconciliation of Non-GAAP Revenues

To supplement our condensed consolidated financial statements, which are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, we have provided certain financial measures that have not been prepared in accordance with GAAP defined as “non-GAAP financial measures,” which include (i) non-GAAP revenues, (ii) non-GAAP gross profit and non-GAAP gross margin, (iii) and non-GAAP loss from operations ..

We use these non-GAAP financial measures internally in analyzing our financial results and believe these metrics are useful to investors, as a supplement to the corresponding GAAP measure, in evaluating our ongoing operational performance and trends. However, it is important to note that particular items we exclude from, or include in, our non-GAAP financial measures may differ from the items excluded from, or included in, similar non-GAAP financial measures used by other companies in the same industry. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Investors are encouraged to review the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

Non-GAAP Revenues. Non-GAAP revenues are defined as GAAP revenues adjusted for the impact of purchase accounting resulting from its business combination which reduced its acquired contract liabilities to fair value. The Company believes that presenting non-GAAP revenues is useful to investors as it eliminates the impact of the purchase accounting adjustments to revenues to allow for a direct comparison between current and future periods.

Non-GAAP Gross profit and Non-GAAP Gross margin. Non-GAAP gross profit is defined as GAAP gross profit adjusted for the impact of purchase accounting resulting its business combination. Non-GAAP gross margin is defined as non-GAAP gross profit divided by non-GAAP revenues. The Company believes that presenting non-GAAP gross profit and margin is useful to investors as it eliminates the impact of the purchase accounting adjustments to allow for a direct comparison between periods.

Non-GAAP Loss from operations. Non-GAAP loss from operations is defined as GAAP loss from operations adjusted for the impact of purchase accounting to revenues resulting from its business combination, the amortization of acquired intangible assets, stock-based compensation, acquisition related costs, and the change in fair value of contingent consideration. The Company believes that presenting non-GAAP loss from operations is useful to investors as it eliminates the impact of certain non-cash and acquisition related expenses to allow a direct comparison of loss from operations between all periods presented.

Below is a reconciliation of non-GAAP revenues, Non-GAAP gross profit and Non-GAAP gross margin and Non-GAAP loss from operations to their most directly comparable GAAP financial measures (in thousands, except percentages):

	Three Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018
Revenues	$8,754	$8,246	$7,617
Purchase accounting adjustment to revenue	1,004	1,699	$-
Non-GAAP Revenues	$9,758	$9,945	$7,617

Gross Profit	$6,171	$5,315	$5,027
Purchase accounting adjustment to revenue	1,004	1,699	$-
Non-GAAP Gross Profit	$7,175	$7,014	$5,027

Gross Margin	70%	64%	66%
Non-GAAP Gross Margin	74%	71%	66%

Loss from operations	$(9,615)	$(11,247)	$(4,958)
Purchase accounting adjustment to revenue	1,004	1,699	$-
Amortization of intangibles	3,830	3,872	$202
Share-based compensation	556	1,760	$435
Acquisition costs	442	(2,280)	$1,635
Change in fair value of contingent consideration	(812)	-	$-
Non-GAAP Loss from operations	$(4,595)	$(6,196)	$(2,686)

	Nine Months Ended September 30,
	2019	2018
Revenues - Successor Period	$20,034	$-
Revenues - Predecessor Period	4,928	21,021
Pro forma as Adjusted Revenues	24,962	21,021
Purchase accounting adjustment to revenue	3,575	-
Non-GAAP Pro forma as Adjusted Revenues	$28,537	$21,021

Gross Profit - Successor Period	$12,944	$-
Gross Profit - Predecessor Period	3,314	14,159
Pro forma as Adjusted Gross Profit	16,258	14,159
Purchase accounting adjustment to revenue	3,575	-
Non-GAAP Pro forma as Adjusted Gross Profit	$19,833	$14,159

Gross Margin - Successor Period	65%
Gross Margin - Predecessor Period	67%	67%
Pro forma as Adjusted Gross Margin	65%	67%
Non-GAAP Pro forma as Adjusted Gross Margin	69%	67%

Loss from operations - Successor Period	$(61,330)	$-
Loss from operations - Predecessor Period	(1,555)	(10,122)
Pro forma as Adjusted Loss from operations	(62,885)	(10,122)
Purchase accounting adjustment to revenue	3,575	-
Amortization of intangibles	9,427	301
Share-based compensation	2,928	647
Acquisition costs	33,342	1,635
Change in fair value of contingent consideration	(812)	-
Non-GAAP Pro forma as Adjusted Loss from operations	$(14,425)	$(7,539)

Below is a reconciliation of non-GAAP revenues to revenues by operating segment (in thousands, except percentages):

	Three Months Ended September 30,
	Bonfire	CityBase	eCivis	Open Counter	Questica	Sherpa	Total Revenues
GAAP Revenues - 2019	$1,174	$1,551	$1,638	$407	$3,083	$901	$8,754
Purchase accounting adjustment to revenues	136	157	219	125	367	-	1,004
Non-GAAP Revenues - 2019	$1,310	$1,708	$1,857	$532	$3,450	$901	$9,758

Predecessor Revenues 2018	$845	$1,640	$1,250	$393	$2,420	$1,069	$7,617

% change	55%	4%	49%	35%	43%	(16)%	28%

	Nine Months Ended September 30,
	Bonfire	CityBase	eCivis	Open Counter	Questica	Sherpa	Total Revenues
Pro forma Revenues - S/P combined Period 2019	$2,978	$5,454	$3,873	$1,227	$8,224	$3,206	$24,962
Purchase accounting adjustment to revenues	520	379	749	415	1,456	56	3,575
(Non-GAAP) Pro forma as Adjusted Revenues 2019	$3,498	$5,833	$4,622	$1,642	$9,680	$3,262	$28,537

Predecessor Revenues 2018	$2,255	$4,082	$3,745	$1,213	$7,583	$2,143	$21,021

% change	55%	43%	23%	35%	28%	52%	36%

Liquidity and Capital Resources

As of September 30, 2019, we had a cash balance of approximately $16.9 million. Through September 30, 2019, our liquidity needs were satisfied through proceeds from our initial public offering and funds held in the Trust Account (see Note 10-Shareholders’ Equity-to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q), proceeds from the PIPE Transaction (as defined below), and proceeds from our June 2019 registered direct offering.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, we had an accumulated deficit of approximately $48.5 million at September 30, 2019, a net loss of approximately $59.2 million and approximately $49.8 million net cash used in operating activities for the successor period from February 19, 2019 through September 30, 2019. These factors raise substantial doubt about our ability to continue as a going concern.

We are attempting to further expand its customer base; scale up its production of various products; and increase revenues; however, our cash position may not be sufficient to support our daily operations through the next twelve months from the date of filing this 10-Q. Our ability to continue as a going concern is dependent upon our ability to raise additional funds by way of a public or private offering and its ability to further generate sufficient revenues. While we believe in the viability of its platform and in our ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.

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

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (amounts in thousands):

	Successor	Predecessor
	February 19, 2019 through September 30, 2019	January 1, 2019 through February 18, 2019	January 1, 2018 through September 30, 2018
Net cash (used in) provided by operating activities	$(49,843)	$284	$(3,945)
Net cash provided by investing activities	$37,230	$1,517	$26
Net cash provided (used in) by financing activities	$29,529	$(540)	$13,368

Net Cash (Used in) Provided by Activities

Our net loss and cash flows from operating activities are significantly influenced by the Acquisition and our investments in headcount and infrastructure to support anticipated growth.

For the Successor Period, net cash used in operations was $49.8 million resulting from our net loss of $59.2 million and changes in operating assets and liabilities of $0.6 million and offset by net non-cash expenses of $9.9 million. The $9.9 million of non-cash expenses was comprised of $9.4 million of amortization of intangible assets acquired as a result of the Acquisition and $2.9 million from share-based compensation offset by $2.8 million of deferred tax benefits related to the tax and book basis difference on the amortization of intangible assets. The changes in operating assets and liabilities of $0.6 million was comprised, in part, by a "Make Whole" payment of $0.8 million in conjunction with an agreement for investors to buy a portion of the Acquisition Redemption Shares at a price less than the previously agreed redemption price.

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

For the nine months ended September 30, 2018, net cash used in operations was $3.9 million resulting from our net loss of $10.9 million and offset by changes in operating assets and liabilities of $3.9 million and net non-cash expenses of $3.1 million. The $3.9 million of net cash flows provided as a result of changes in our operating assets and liabilities was due to a $5.1 million increase in accounts payable and accrued liabilities offset by a $0.6 million increase in accounts receivable and a $0.6 million increase in prepaid expenses. The $3.1 million of non-cash expenses was primarily comprised of $1.4 million of the change in fair value of notes payable converted to stock, $0.6 million of share-based compensation, and $0.5 million of depreciation of property and equipment.

Net Cash Provided by Investing Activities

Our primary investing activities have consisted of investments in marketable securities and capital expenditures. In February 2019, we completed our Acquisition and the resulting cash flow impact is described below in the Successor Period.

For the Successor Period, cash provided by investing activities was $37.2 million resulting from $217.6 million of proceeds from cash held in a trust and offset primarily due to the Acquisition which had a cash purchase price of $179.4 million net of cash acquired and $1.0 million of capital expenditures and capitalization of internal-use software.

For the Predecessor Period, cash provided by investing activities was $1.5 million due to a $1.5 million sale of marketable securities by Questica.

For the nine months ended September 30, 2018, there was no material change in cash provided by investing activities.

Net Cash Provided By (Used in) Financing Activities

For the Successor Period, cash provided by financing activities was $29.5 million primarily as a result of the private placement of Class A shares of $125.3 million and proceeds received from the successful registered direct offering of common stock of $25.5 million, net of costs and offset primarily by the redemption of shares in the amount of $114.0 million and $5.2 million of common stock repurchases.

For the Predecessor Period, cash used in financing activities was $0.5 million primarily as a result of member distributions of $0.5 million.

For the nine months ended September 30, 2018, cash provided by financing activities was $13.4 million primarily as a result of $10.0 million of issuances of predecessor preferred shares and $6.2 million of proceeds from borrowings and offset by $0.9 million of dividends and $0.7 million of repayments of borrowings.

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

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. Other than the guarantees described in Note 9-Shareholders’ Equity-Agreements and Arrangements with Certain Institutional Investors to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q, we have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commitments

As of September 30, 2019, there were no significant changes to our contractual obligations from those presented as of December 31, 2018 in our Current Report Form 8-K/A filed with the SEC on March 18, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

During the nine months ended September 30, 2019, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Current Report Form 8-K/A filed with the SEC on March 18, 2019 for the year ended December 31, 2018.

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

With respect to the quarter ended September 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

We believe that, as of September 30, 2019, we have remediated these material weaknesses and improved the effectiveness of our internal control over financial reporting by implementing additional controls related thereto.

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

The reader should carefully consider, in connection with the other information in this Quarterly Report on Form 10-Q, the factors discussed in Part I, “Item 1A: Risk Factors” of the Company’s 2018 Annual Report on Form 10-K and “Item 1A: Risk Factors” of the Company’s 2019 second quarter Quarterly Report on Form 10-Q. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Amendment No. 3, dated July 29, 2019, to that certain Share Purchase Agreement, by and among Questica Software Inc., Questica USCDN Investments Inc., the Registrant, 1176368 B.C. Ltd., SHOCKT Inc., Dennis Parass, Fernbrook Homes (Hi-Tech) Limited, Allan Booth, and Ross Soft Inc. and Craig Ross as Questica Holders Representative.

10.1	Letter Agreement, dated July 29, 2019, by and between the Registrant and John J. Curran (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 14, 2019).

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of November, 2019.

GTY TECHNOLOGY HOLDINGS INC.

/s/ Stephen Rohleder
Name:	Stephen Rohleder
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ John Curran
Name:	John Curran
Title:	Chief Financial Officer
(Principal Financial Officer)