Form 10-Q
period 2020-03-31
GTY Technology Holdings Inc.
filed 2020-05-08
CIK 1682325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

GTY TECHNOLOGY HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Massachusetts	001‑37931	83‑2860149
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (702) 945‑2898

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	GTYH	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  Yes  ◻ No ☒

As of May 8, 2020,  54,209,197 and 53,592,831 shares of common stock, par value $0.0001 per share were issued and outstanding, respectively.

GTY TECHNOLOGY HOLDINGS INC.

Form 10-Q

For the Quarter Ended March 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$8,116	$8,374
Accounts receivable, net	8,299	9,184
Prepaid expenses and other current assets	4,037	3,047
Total current assets	20,452	20,605

Property and equipment, net	4,617	3,185
Right of use assets	5,154	5,876
Intangible assets, net	112,115	115,788
Goodwill	286,635	286,635
Other assets	2,393	2,304
Total assets	$431,366	$434,393

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,213	$8,443
Contract liabilities - current portion	15,836	17,346
Financing lease obligations - current portion	565	555
Operating lease liability - current portion	1,780	1,851
Contingent consideration - current portion	12,685	12,680
Term loan, net	11,542	—
Total current liabilities	50,621	40,875

Contract and other long-term liabilities	1,708	1,264
Deferred tax liability	16,274	20,276
Financing lease obligations - less current portion	615	811
Operating lease liability - less current portion	3,683	4,311
Contingent consideration - less current portion	41,230	41,233
Total liabilities	114,131	108,770

Commitments and contingencies

Shareholders’ equity:
Common stock	5	5
Exchangeable shares	43,220	45,681
Additional paid in capital	377,572	369,756
Accumulated other comprehensive income	2,419	370
Treasury stock	(5,174)	(5,174)
Accumulated deficit	(100,807)	(85,015)
Total shareholders' equity	317,235	325,623
Total liabilities and shareholders’ equity	$431,366	$434,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Successor		Predecessor
		February 19, 2019	January 1, 2019
	Three Months Ended	through	through
	March 31, 2020	March 31, 2019	February 18, 2019
Revenues	$11,276	$3,034	$4,928
Cost of revenues	4,527	1,576	1,614
Gross Profit	6,749	1,458	3,314

Operating expenses
Sales and marketing	4,854	1,378	1,394
General and administrative	7,449	2,319	1,749
Research and development	3,798	1,472	1,580
Amortization of intangible assets	3,673	1,693	32
Acquisition costs	—	35,029	151
Restructuring charges	3,466	—	—
Change in fair value of contingent consideration	29	35	(37)
Total operating expenses	23,269	41,926	4,869
Loss from operations	(16,520)	(40,468)	(1,555)

Other income (expense)
Interest income (expense), net	(236)	421	(170)
Loss from issuance of shares	(2,056)	—	—
Other income (loss), net	499	(5)	12
Total other income (expense), net	(1,793)	416	(158)

Loss before income taxes	(18,313)	(40,052)	(1,713)
Benefit from income taxes	2,521	—	—
Net loss	$(15,792)	$(40,052)	$(1,713)

Net loss per share, basic and diluted	$(0.30)	$(0.83)
Weighted average shares of common stock outstanding, basic and diluted	52,575	48,462

Net loss	$(15,792)	$(40,052)	$(1,713)
Other comprehensive income:
Foreign currency translation gain	2,049	—	—
Total other comprehensive income	2,049	—	—
Comprehensive loss	$(13,743)	$(40,052)	$(1,713)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share amounts)

Three Months Ended March 31, 2020

								Accumulated
					Additional			Other	Total
	Common Stock		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
Successor	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance - December 31, 2019	52,303,862	$5	5,568,096	$45,681	$369,756	$(5,174)	$(85,015)	$370	$325,623
Net loss	—	—	—	—	—	—	(15,792)	—	(15,792)
Foreign currency translation gain	—	—	—	—	—	—	—	2,049	2,049
Share-based compensation	—	—	—	—	3,295	—	—	—	3,295
Share Redemption (Incremental Shares Issued)	334,254	—	—	—	2,056	—	—	—	2,056
Vested and settled restricted shares	31,250	—	—	—	—	—	—	—	—
Stock option exercises	3,699	—	—	—	4	—	—	—	4
Exchangeable shares converted to Common Stock	246,097	—	(246,097)	(2,461)	2,461	—	—	—	—
Balance - March 31, 2020	52,919,162	$5	5,321,999	$43,220	$377,572	$(5,174)	$(100,807)	$2,419	$317,235

Successor from February 19, 2019 to March 31, 2019

											Total
									Additional		Shareholders’
	Common Stock		Class A		Class B		Exchangeable Shares		Paid in	Accumulated	Equity
Successor	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - February 19, 2019	—	$—	898,984	$—	13,568,821	$1	—	$—	$—	$4,999	$5,000
Net loss	—	—	—	—	—	—	—	—	—	(40,052)	(40,052)
Ordinary shares no longer subject to possible redemption	—	—	9,216,438	1	—	—	—	—	88,912	—	88,913
Private placement of Class A shares, net of costs	—	—	12,863,098	2	—	—	—	—	125,256	—	125,258
Exchange of shares in GTY Merger	36,547,341	4	(22,978,520)	(3)	(13,568,821)	(1)	—	—	—	—	—
Class A shares issued for acquisitions	11,973,154	1	—	—	—	—	—	—	119,730	—	119,731
Shares convertible into Class A shares issued for acquisitions	—	—	—	—	—	—	5,761,741	47,617	—	—	47,617
Share-based compensation	—	—	—	—	—	—	—	—	551	—	551
Common stock redeemed	(100,000)	—	—	—	—	—	—	—	(1,000)	—	(1,000)
Balance - March 31, 2019	48,420,495	$5	—	$—	—	$—	5,761,741	$47,617	$333,449	$(35,053)	$346,018

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

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Successor		Predecessor
		February 19, 2019	January 01, 2019
	Three Months Ended	through	through
	March 31, 2020	March 31, 2019	February 18, 2019
Cash flows from operating activities:
Net loss	$(15,792)	$(40,052)	$(1,713)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	54	79	177
Amortization of intangible assets	3,673	1,693	32
Amortization of right of use assets	431	262	165
Share-based compensation	3,295	551	61
Deferred income tax benefit	(2,521)	—	—
Loss on issuance of shares	2,056	—	—
Amortization of deferred debt issuance costs	66	—	—
Bad debt expense	69	9	6
Foreign exchange loss on payment of vested options	—	17	—
Change in fair value of contingent consideration	29	35	(37)
Change in fair value of warrant liability	—	—	(18)
Changes in operating assets and liabilities:
Accounts receivable	522	(1,164)	2,190
Prepaid expenses and other assets	(1,122)	(617)	202
Accounts payable and accrued liabilities	(546)	13,916	(781)
Contract and other long-term liabilities	(42)	—	—
Operating lease liabilities	(441)	—	—
Net cash (used in) provided by operating activities	(10,269)	(25,271)	284

Cash flows from investing activities:
Proceeds from cash held in trust	—	217,642	—
Proceeds from the sales of marketable securities	—	—	1,531
Acquisitions, net of cash acquired	—	(179,008)	—
Capital expenditures	(1,111)	(6)	(15)
Net cash (used in) provided by investing activities	(1,111)	38,628	1,516

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	11,476	—	35
Repayments of borrowings	—	(640)	(69)
Contingent consideration payments	(27)	—	—
Stock options exercises	4	—	13
Member distribution	—	—	(500)
Redemption of Class A Ordinary Shares	—	(113,982)	—
Common stock redeemed	—	(1,000)	—
Proceeds received from private placement of Class A shares, net of costs	—	125,258	—
Proceeds from disposal of fixed assets	—	—	1
Repayments of finance lease obligations	(136)	(20)	(19)
Net cash provided by (used in) financing activities	11,317	9,616	(539)

Effect of foreign currency on cash	(195)	(78)	(721)

Net change in cash and cash equivalents	(258)	22,895	540
Cash and cash equivalents, beginning of period	8,374	52	13,929
Cash and cash equivalents, end of period	$8,116	$22,947	$14,469

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Noncash Investing Activity:
Purchases of property and equipment included in accounts payable	$382	$—	$—
Shares issued for the Acquisition	$—	$172,349	$—
Reduction in convertible note liability	$—	$1,000,000	$—

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

Bonfire

Bonfire Interactive Ltd. was incorporated on March 5, 2012 under the laws of the Province of Ontario and its wholly-owned subsidiary, Bonfire Interactive US Ltd., was incorporated in the United States on January 8, 2018. Bonfire is a provider of strategic sourcing and procurement software, serving customers in government, the broader public sector, and various highly-regulated commercial vertical markets.

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

Questica

Questica, Inc., Questica USCDN Inc. and its wholly-owned subsidiary Questica Ltd. design and develop budgeting software that supports the unique requirements of the public sector. The Questica suite of products are part of a comprehensive web-based budgeting preparation, performance, management and data visualization solution that enables public sector and non-profit organizations to improve and shorten their budgeting cycles.

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

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $100.8 million at March 31, 2020, a net loss of approximately $15.8 million and approximately $10.3 million net cash used in operating activities for the three months ended March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further expand its customer base; scale up its production of various products; and increase revenues; however, the Company’s cash position may not be sufficient to support its daily operations through the next twelve months from the date of filing this Quarterly Report on Form 10-Q. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional funds by way of a public or private offering and its ability to further generate sufficient revenues. While the Company believes in the viability of its platform and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.

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

Management is currently evaluating the impact of the COVID-19 pandemic on its industry and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020. Certain reclassifications have been made to conform to current period presentation.

The Acquisition was accounted for as a business combination using the acquisition method of accounting. The Company’s financial statement presentation distinguishes the results of operations into two distinct periods: (i) the period before the consummation of the Acquisition, which includes the period from January 1, 2019 to the Closing Date (the “2019 Predecessor Period”) and (ii) the periods after consummation of the Acquisition, which includes the period after the Closing Date to March 31, 2019 (“2019 Successor Period) and the three months ended March 31, 2020. The accompanying condensed consolidated financial statements include a black line division which indicates that the Acquired Companies and the Company’s financial information are presented on a different basis and are therefore, not comparable.

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

Principles of Consolidation

The three months ended March 31, 2020 and 2019 Successor Period condensed consolidated financial statements include all accounts of the Company and its subsidiaries. The 2019 Predecessor Period condensed consolidated financial statements include all accounts of the Acquired Companies and the Acquired Companies’ subsidiaries. All material

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

intercompany transactions and balances have been eliminated in the accompanying condensed consolidated financial statements.

Use of Estimates

The preparation of the condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include revenue recognition, the carrying value of goodwill, the fair value of acquired intangibles, the capitalization of software development costs, the useful lives of intangible assets, share-based compensation, contingent consideration and the valuation allowance of deferred tax assets resulting from net operating losses.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020.

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

The Company’s only material financial instruments carried at fair value as of March 31, 2020, with changes in fair value flowing through current earnings, consist of contingent consideration liabilities recorded in conjunction with business combinations and are as follows (in thousands):

		Fair Value Measurement at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Contingent consideration – current	$12,685	$—	$—	$12,685
Contingent consideration – long term	41,230	—	—	41,230
Total liabilities measured at fair value	$53,915	$—	$—	$53,915

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

There were no transfers made among the three levels in the fair value hierarchy during the three months ended March 31, 2020.

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

Changes in Level 3 liabilities measured at fair value from December 31, 2019 to March 31, 2020 were as follows (in thousands):

Contingent consideration – December 31, 2019	$53,913
Change in fair value of contingent consideration	29
Payments of contingent consideration	(27)
Contingent consideration – March 31, 2020	$53,915

The change in fair value of contingent consideration was due to the attainment of certain milestones by Questica and Sherpa.

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and term loan approximates fair value because of the short-term nature of these instruments.

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Disaggregation of Revenues

	Successor		Predecessor
		February 19, 2019	January 1, 2019
	Three Months Ended	through	through
	March 31,	March 31,	February 18,
	2020	2020	2020
Subscriptions, support and maintenance	$7,724	$2,018	$3,253
Professional services	3,169	721	1,269
License	383	295	383
Asset sales	—	—	23
Total revenues	$11,276	$3,034	$4,928

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

Subscription, support and maintenance revenues also includes on-premise support or maintenance pertaining to license sales. Revenues from on-premise support are recognized on a straight-line basis over the support period.

Revenues from subscription, support and maintenance comprised approximately 68%, 67% and 66% of total revenues for the three months ended March 31, 2020, the 2019 Successor Period and the 2019 Predecessor Period, respectively.

Professional services.    The Company’s professional services contracts generate revenues on a time and materials or fixed fee basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 28%, 24% and 26% of total revenues for the three months ended March 31, 2020, the 2019 Successor Period and the 2019 Predecessor Period, respectively.

License.  Revenues from distinct licenses are recognized upfront when the software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised approximately 3%, 10% and 8% of total revenues for the three months ended March 31, 2020, the 2019 Successor Period and the 2019 Successor Period, respectively.

Asset sales. Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the client and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. Asset sales were less than 1% of total revenues for the three months ended March 31, 2020, the 2019 Successor Period and the 2019 Predecessor Period.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Restructuring charges

On March 30, 2020, the Company implemented a global restructuring plan which resulted in an approximate 10% reduction of the Company’s workforce.  This action was intended to streamline the Company’s operational reporting and reduce operating cash outflows.  The Company recorded pre-tax restructuring charges of approximately $3.5 million which is comprised of one-time employee termination benefits paid over a weighted average period of approximately 10 months.  Approximately $3.5 million was included in accounts payable and accrued expenses in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2020.

Net Loss per Share

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed similar to basic net income per share of common stock except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Due to the net loss for the three months ended March 31, 2020 and during the 2019 Successor Period, diluted and basic loss per share are the same.

Securities that could potentially dilute net loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2020 are as follows:

Warrants to purchase common stock	27,093,334
Unvested restricted stock units	4,022,110
Options to purchase common stock	261,027
Total	31,376,471

Income Taxes

In determining the quarterly benefit from income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter.  The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% as a result of state taxes, foreign taxes and changes in the Company’s valuation allowance for domestic income taxes.  For the quarter ended March 31, 2020, the Company recorded a $2.5 million benefit from income taxes.  During the 2019 Successor Period and 2019 Predecessor Period, the Company did not record a provision or benefit from income taxes.

Recently Adopted Accounting Pronouncements

On January 1, 2020, we adopted Accounting Standards Update No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements.  The standard removes, modifies, and adds certain disclosure requirements.  The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

On January 1, 2020, we adopted Accounting Standards Update No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40 – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense.  The adoption of new standard did not have a material impact on our condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. ASU 2019-12 is effective for us in the first quarter of fiscal 2022. The Company has not determined the impact of this guidance on its financial statements.

Note 4. Business Combination (Successor)

Business Combination

On February 19, 2019, the Company consummated the business combination, pursuant to which it acquired each of Bonfire, CityBase, eCivis, Open Counter, Questica, and Sherpa. In connection with the closing of the business combination (the “Closing”), pursuant to the merger agreement between the Company, GTY Cayman, and GTY Technology Merger Sub, Inc. (“GTY Merger Sub”), merged with and into GTY Cayman, with GTY Cayman surviving the merger as a direct, wholly-owned subsidiary of the Company, and in connection therewith the Company changed its name from GTY Govtech, Inc. to GTY Technology Holdings Inc. This acquisition qualifies as a business combination under ASC 805. Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition-date fair values, with any excess recognized as goodwill.

Bonfire Acquisition

Under the Bonfire Agreement, at Closing, the Company acquired Bonfire for aggregate consideration of approximately $48.0 million in cash and 2,156,014 shares of Company common stock (valued at $10.00 per share) and 2,161,741 shares of Bonfire Exchangeco, each of which is exchangeable for shares of Company common stock on a one-for-one basis at any time of the holder’s choosing. Of the shares issued to Bonfire Holders, 2,008,283 shares of Company common stock and 2,093,612 exchangeable shares in the capital stock of Bonfire Exchangeco (the “Bonfire Exchangco Shares”) were subject to transfer restrictions for one year following the business combination.  In addition, approximately $3.1 million in cash and 690,000 shares of Company common stock were deposited into escrow for a period of up to one year to cover certain indemnification obligations of the Bonfire Holders.

Additionally, in accordance with the Bonfire Agreement, 1,218,937 unvested options to purchase shares of Bonfire common stock were converted into 408,667 options to purchase shares of Company common stock.

For the year ended December 31, 2019, 193,645 shares of the Bonfire Exchangeco Shares were converted into the Company’s common stock on a one-for-one basis.  The Bonfire Exchangeco Shares were subject to the transfer restrictions described above, and the common stock issued for these shares were subject to the same transfer restrictions, discussed above.

For the year ended December 31, 2019, the Company recorded a measurement period adjustment for the decrease in aggregate consideration of $0.1 million relating to the settlement of the working capital adjustment in accordance with the Bonfire Agreement.

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

For the year ended December 31, 2019, the Company recorded measurement period adjustments for (i) the increase in the aggregate consideration of $0.2 million relating to the settlement of the working capital adjustment in accordance with the CityBase Agreement, and (ii) the conversion of $0.04 million of stock consideration to cash consideration for the correction of an investor’s status to a non-accredited investor.

eCivis Acquisition

Under the eCivis Agreement and the eCivis Letter Agreement, at Closing, the Company acquired eCivis for aggregate consideration of approximately $14.0 million in cash and 2,883,433 shares of Company common stock (valued at $10.00 per share) (including 525,060 shares of Company common stock which are redeemable for cash at any time in the sole discretion of the Company for a price of $10.00 per share). The shares not subject to a redemption right were subject to transfer restrictions for one year. In addition, approximately $3.6 million in cash and 242,200 shares of Company common stock were deposited into escrow for a period of up to one year to cover certain indemnification obligations of the eCivis Holders.

For the year ended December 31, 2019, the Company recorded a measurement period adjustment for the increase in aggregate consideration of $0.5 million relating to the settlement of the working capital adjustment in accordance with the eCivis Agreement and the eCivis Letter Agreement.

Open Counter Acquisition

Under the Open Counter Agreement and the Open Counter Letter Agreement, at Closing, the Company acquired Open Counter for aggregate consideration of approximately $9.7 million in cash and 1,580,990 shares of Company common stock (valued at $10.00 per share) that were issued to the holders of Open Counter capital stock (the “Open Counter Holders”) (including 100,000 shares of Company common stock which have subsequently been redeemed for a promissory note at the sole discretion of the Company within seven days of the Closing (the “OC Redeemable Shares”). Such promissory note would bear interest at a rate of 8% per annum in the first year after issuance and 10.0% per annum thereafter (subject to an increase of 1% for each additional 6 months that has elapsed without full payment of such note(s))). The shares that were not subject to a redemption right are subject to transfer restrictions for one year. In addition, approximately $1.3 million in cash and 164,554 shares of Company common stock were deposited into escrow for a period of one year to cover certain indemnification obligations of the Open Counter Holders.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Questica Acquisition

Under the Questica Agreement and the Questica Letter Agreement, at Closing, the Company indirectly acquired Questica for aggregate consideration of approximately $44.4 million in cash and an aggregate of 2,600,000 Class A exchangeable shares in the capital stock of Questica Exchangeco, which is exchangeable into shares of the Company’s common stock, and 1,000,000 Class B shares in the capital stock of Questica Exchangeco, which is not exchangeable into shares of Company common stock, that were issued to the holders of Questica capital stock (the “Questica Holders”). In accordance with the Questica Shareholder Agreement, dated as of February 12, 2019, by and among the Company and certain Questica Holders (the “Questica Shareholder Agreement”), 500,000 Class C exchangeable shares in the capital stock of Questica Exchangeco had been redeemable at the sole discretion of the Company at any time for $5.0 million plus all accrued and unpaid dividends, and may be exchanged for shares of Company common stock beginning on the sixty-first day following the Closing for a number of shares of Company common stock equal to $5.0 million plus accrued and unpaid dividends divided by the lesser of (i) $10.00 or (ii) the 5‑day volume weighted average price (“VWAP”) at the time of exchange. In June 2019, these shares were redeemed for 500,000 shares of the Company common stock at the market price of $7.72, or $3.9 million, and transferred to permanent equity, and $1.3 million of cash. The incremental $0.2 million above the stated redemption price was recorded as a deemed dividend in the accompanying condensed consolidated financial statements. The Class A exchangeable shares in the capital stock of Questica Exchangeco were subject to transfer restrictions for one year. In addition, approximately $0.1 million in cash and 800,000 of the exchangeable shares described above were deposited into escrow for a period of one year to cover certain indemnification obligations of the Questica Holders.

Sherpa Acquisition

Under the Sherpa Agreement and the Sherpa Letter Agreement, at Closing, the Company indirectly acquired Sherpa for aggregate consideration of approximately $4.2 million in cash and 100,000 shares of Company common stock (valued at $10.00 per share) all of which are redeemable for a promissory note bearing interest equal to 5.5% per annum in the first year subsequent to issuance and 8.0% per annum thereafter at the sole discretion of the Company within seven days of the Closing. In addition, approximately $0.9 million in cash was deposited into escrow for a period of one year to cover certain indemnification obligations of the Sherpa Holders.

The following is a summary of the initial consideration paid and issued to each Acquired Company (in thousands):

									Deferred
	Cash	Stock		Contingent		Adjusted			Tax
	Consideration	Consideration		Consideration	Total	Net Assets	Goodwill	Intangibles	Liability
Bonfire	$51,068	$50,078	(1)	$325	$101,471	$3,639	$81,964	$22,668	$6,800
CityBase	64,261	41,560		48,410	154,231	782	119,741	48,155	14,447
eCivis	17,592	31,256		5,859	54,707	(1,788)	47,397	12,997	3,899
Open Counter	10,958	17,455		—	28,413	(1,441)	22,524	10,471	3,141
Questica	44,494	31,000	(2)	9,311	84,805	3,652	57,479	33,821	10,147
Sherpa	5,105	1,000		1,898	8,003	1,066	3,497	4,914	1,474
Total	$193,478	$172,349		$65,803	$431,630	$5,910	$332,602	$133,026	$39,908

(1)	Includes $21.6 million of convertible stock consideration
(2)	Includes $31.0 million of convertible stock consideration

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

During the year ended December 31, 2019, the Company made the Measurement Period Adjustments that resulted in (i) an increase in the aggregate consideration of the Acquisition of $0.4 million relating to the settlement of the working capital adjustments, (ii) the conversion of $0.04 million of stock consideration to cash consideration for the correction of an investor’s status to a non-accredited investor, and (iii) a decrease in intangible assets $4.4 million, (iv) a decrease in contingent consideration as a result of the Acquisition of $7.5 million and (v) a decrease in the related deferred tax liability of $11.0 million due to updated information regarding facts and circumstances which existed as of the date of the business combination.  The Measurement Period Adjustments resulted in a net decrease to goodwill of $13.8 million.

The following table is a summary of the measurement period adjustments to consideration paid and issued to each Acquired Company (in thousands):

								Deferred
	Cash	Stock	Contingent		Adjusted			Tax
	Consideration	Consideration	Consideration	Total	Net Assets	Goodwill	Intangibles	Liability
Bonfire	$(97)	$—	$—	$(97)	$—	$(299)	$202	$—
CityBase	246	(42)	(7,535)	(7,331)	—	(13,384)	(2,241)	(8,294)
eCivis	481	—	—	481	—	990	(1,071)	(562)
Open Counter	—	—	—	—	—	(568)	(139)	(707)
Questica	—	—	—	—	—	492	(492)	—
Sherpa	(214)	—	—	(214)	—	(1,000)	(688)	(1,474)
Total	$416	$(42)	$(7,535)	$(7,161)	$—	$(13,769)	$(4,429)	$(11,037)

The following table is a summary of the final consideration paid and issued to each Acquired Company including the Measurement Period Adjustments (in thousands):

									Deferred
	Cash	Stock		Contingent		Adjusted			Tax
	Consideration	Consideration		Consideration	Total	Net Assets	Goodwill	Intangibles	Liability
Bonfire	$50,971	$50,078	(1)	$325	$101,374	$3,639	$81,665	$22,870	$6,800
CityBase	64,507	41,518		40,875	146,900	782	106,357	45,914	6,153
eCivis	18,073	31,256		5,859	55,188	(1,788)	48,387	11,926	3,337
Open Counter	10,958	17,455		—	28,413	(1,441)	21,956	10,332	2,434
Questica	44,494	31,000	(2)	9,311	84,805	3,652	57,971	33,329	10,147
Sherpa	4,891	1,000		1,898	7,789	1,066	2,497	4,226	—
Total	$193,894	$172,307		$58,268	$424,469	$5,910	$318,833	$128,597	$28,871

(1)	Includes $21.6 million of convertible stock consideration
(2)	Includes $31.0 million of convertible stock consideration

The following table represents the final allocation of consideration to the assets acquired and liabilities assumed at their estimated acquisition-date fair values, including the Measurement Period Adjustments discussed above (in thousands):

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

	Bonfire	CityBase	eCivis	Open Counter	Questica	Sherpa	Total
Cash	$4,641	$2,191	$136	$107	$6,762	$632	$14,469
Accounts receivable, net	323	1,018	720	46	1,257	587	3,951
Prepaid expense and other current assets	607	170	340	—	77	33	1,227
Fixed assets	118	500	56	29	182	2	887
Loan receivable - related party	—	175	—	—	—	—	175
Right of use assets	1,315	—	901	—	296	—	2,512
Other assets	369	783	30	—	1,061	—	2,243
Intangible assets	22,870	45,914	11,926	10,332	33,329	4,226	128,597
Goodwill	81,665	106,357	48,387	21,956	57,971	2,497	318,833
Accounts payable and accrued expenses	(1,085)	(1,192)	(586)	(124)	(909)	(188)	(4,084)
Contract liabilities	(1,221)	(816)	(1,635)	(483)	(2,774)	—	(6,929)
Lease liability - short term	(366)	—	—	—	(296)	—	(662)
Deferred tax liability	(6,800)	(6,153)	(3,337)	(2,434)	(10,147)	—	(28,871)
Other current liabilities	—	—	(3)	(491)	(767)	—	(1,261)
Capital lease obligations - current portion	—	(139)	—	—	—	—	(139)
Contract and other long-term liabilities	(60)	(1,646)	(56)	—	—	—	(1,762)
Capital lease obligation, less current portion	—	(262)	—	—	—	—	(262)
Long term debt	—	—	—	(525)	—	—	(525)
Lease liability - long term	(1,002)	—	(901)	—	—	—	(1,903)
Contingent consideration - pre-existing	—	—	(790)	—	(1,237)	—	(2,027)
Total consideration	$101,374	$146,900	$55,188	$28,413	$84,805	$7,789	$424,469

Transaction Costs

Transaction costs incurred by the Company associated with the Acquisition were $37.0 million from February 19, 2019 through December 31, 2019.

Note 5. Intangible Assets

The Company recognized goodwill and certain identifiable intangible assets in connection with business combinations. See Note 4. Identifiable intangible assets consist of the following as of March 31, 2020 for the Successor (in thousands):

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents / Developed Technology	$ 60,084	$ (8,368)	$ 51,716
Trade Names / Trademarks	16,348	(2,012)	14,336
Customer Relationships	51,003	(5,671)	45,332
Non-Compete Agreements	1,162	(431)	731
Total	$ 128,597	$ (16,482)	$ 112,115

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents / Developed Technology	$ 60,084	$ (6,496)	$ 53,588
Trade Names / Trademarks	16,348	(1,579)	14,769
Customer Relationships	51,003	(4,400)	46,603
Non-Compete Agreements	1,162	(334)	828
Total	$ 128,597	$ (12,809)	$ 115,788

Amortization expense recognized by the Company related to intangible assets for the three months ended March 31, 2020 and the 2019 Successor Period was $3.7 million and $1.7 million, respectively. Amortization expense recognized during the 2019 Predecessor Period was $0.03 million.

The estimated aggregate future amortization expense for intangible assets is as follows (in thousands):

Nine months ended December 31, 2020	$11,008
Year ended December 31, 2021	14,611
Year ended December 31, 2022	14,276
Year ended December 31, 2023	14,224
Year ended December 31, 2024	14,263
Thereafter	43,733
$112,115

Note 6. Related Party Transactions

Convertible Note

On August 8, 2018, GTY Cayman issued the Convertible Note to GTY Investors, LLC (the “Sponsor”), pursuant to which GTY Cayman was able to borrow up to $1 million from the Sponsor from time to time. The Convertible Note does not bear interest. The Sponsor has the option to convert any amounts outstanding under the Convertible Note, up to $1.0 million in the aggregate, into warrants at a conversion price of $1.50 per warrant. The terms of such warrants will be identical to the private placement warrants. During the period ended March 31, 2019, GTY drew down $0.4 million on the Convertible Note, resulting in $1.0 million principal amount outstanding. The $1.0 million principal amount was offset against amounts due from the Sponsor (see “Agreements and Arrangements with Certain Institutional Investors”) and, as of March 31, 2020, there was no amount outstanding under the Convertible Note.

Agreements and Arrangements with Certain Institutional Investors

On February 13, 2019, GTY Cayman, the Sponsor, William D. Green, Joseph M. Tucci and Harry L. You (Messrs. Green, Tucci and You, collectively, the “Founders”) entered into agreements and arrangements with certain institutional investors pursuant to which a total of 1,500,000 Class A Ordinary Shares of GTY Cayman were not redeemed in connection with the business combination (the “Outstanding Cayman Shares”). The holder of Outstanding Cayman Shares which were converted into shares of the Company’s common stock on the Closing Date on a one-for-one basis is entitled to put such shares to the Sponsor and the Founders for a purchase price equal to the price at which GTY Cayman redeemed Class A Ordinary Shares in connection with the business combination, $10.29 (the “redemption price”), payment of such purchase price is guaranteed by the Company, and to receive from the Company a cash payment, if and to the extent necessary, but not to exceed $250,000, in order to provide such shareholder with at least a 5% return on such shares above the redemption

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

price. With respect to 1,000,000 of the Outstanding Cayman Shares, GTY Cayman engaged a broker-dealer to facilitate the purchase of the Outstanding Cayman Shares by an institutional investor prior to the Closing for $9.90 per share and agreed to pay such broker-dealer an amount per share in cash equal to the difference between the redemption price and $9.90. In addition, the Sponsor and the Founders entered into agreements prior to the Closing pursuant to which they were obligated to reimburse the holders of an additional 1,942,953 Class A Ordinary Shares that were not redeemed in connection with the business combination (the “Outstanding Class A Shares”) for losses that may be incurred upon the sale of the Outstanding Class A Shares within a specified period following the Closing, up to an agreed-upon limit, and the Company has agreed to guarantee such reimbursement obligations of the Sponsor. During the Q1 2019 Successor Period, the Company, on behalf of the Sponsor, paid $4.0 million for losses incurred upon the sale of the Outstanding Class A Shares and, in turn, the Company reduced its convertible note liability for $1.0 million (see “Convertible Note”). During the year ended December 31, 2019, the Sponsor reimbursed the Company for the remaining $3.0 million for such losses on the Outstanding Class A Shares. As of March 31, 2020, such shares are no longer guaranteed by the Founders or the Company.

Note 7. Share-Based Compensation Stock Options

In connection with the Acquisition, the Company adopted a stock option plan and issued 408,667 stock options to employees. The total fair value of the stock options at the grant date was $3.6 million.

A summary of stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Total
	Number of	Exercise	Life (in	Intrinsic
	Shares	Price	years)	Value
Outstanding as of December 31, 2019	274,559	$2.14	7.9	$1,293
Granted	—	—	—	—
Exercised	(3,699)	1.16
Forfeited/expired	(9,833)	1.16
Outstanding as of March 31, 2020	261,027	$2.19	7.7	$1,216
Options vested and exercisable	124,188	$2.14	7.6	$585

For the three months ended March 31, 2020 and the period from February 19, 2019 to March 31, 2020, the Company recorded approximately $0.1 million and $0.6 million, respectively, of share-based compensation expense related to the options. As of March 31, 2020, the Company has $0.8 million of unrecognized share-based compensation cost. During the Successor Period, share-based compensation expense is recorded as a component of general and administrative expenses.

Restricted Stock Units

Since the Acquisition, the Company has issued 5,283,430 restricted stock units (“RSUs”) to employees. A portion of the RSUs will vest in ratable annual installments over either two or four years, as applicable, from the grant date, and the remaining RSUs will vest subject to the achievement of certain performance conditions over a three-year performance period, in each case, assuming continuous service by the employees through the applicable vesting dates.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

A summary of the Company's restricted stock units and related information is as follows:

		Weighted Average
	Number of Shares	Grant Price
Unvested as of as of December 31, 2019	3,278,324	$6.55
Granted	1,803,236	6.01
Vested	(480,733)	5.43
Forfeited/expired	(578,717)	5.64
Unvested as of March 31, 2020	4,022,110	$6.58

For the three months ended March 31, 2020, the Company recorded approximately $3.2 million of share-based compensation expense related to the RSUs. As of March 31, 2020, the Company had unrecognized share-based compensation expense related to all unvested restricted stock units of $12.9 million. The weighted average remaining contractual term of unvested RSUs is approximately 1.71 years at March 31, 2020.  1,798,629 of the RSUs granted above contain performance conditions subject to achieving segment specific revenue and profitability metrics.

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

At March 31, 2020, the Company had operating lease liabilities of approximately $5.5 million and right of use assets of approximately $5.2 million, which are included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (dollars in thousands):

	Bonfire	CityBase	eCivis	Questica	Total
Operating leases
Operating lease cost	$105	$153	$77	$215	$550
Variable lease cost	—	—	—	—	—
Operating lease expense	105	153	77	215	550
Short-term lease rent expense	—	—	—	—	—
Total rent expense	$105	$153	$77	$215	$550

	Bonfire	CityBase	eCivis	Questica	Total
Operating cash flows from operating leases	$108	$164	$77	$100	$449
Right-of-use assets exchanged for operating lease liabilities	$—	$—	$—	$—	$—
Weighted-average remaining lease term – operating leases	2.2	1.7	2.1	10.4	6.5
Weighted-average discount rate – operating leases	9.9%	10.0%	8.0%	4.8%	6.8%

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

As of March 31, 2020, future minimum lease payments under non-cancellable operating are as follows (in thousands):

	Bonfire	CityBase	eCivis	Questica	Total
Year Ended December 31, 2020	$315	$498	$232	$284	$1,329
Year Ended December 31, 2021	472	458	309	380	1,619
Year Ended December 31, 2022	239	—	128	381	748
Year Ended December 31, 2023	—	—	—	340	340
Year Ended December 31, 2024	—	—	—	326	326
Thereafter	—	—	—	2,238	2,238
Total	1,026	956	669	3,949	6,600
Less present value discount	(122)	(74)	(57)	(884)	(1,137)
Operating lease liabilities	$904	$882	$612	$3,065	$5,463

Note 9. Term Loan

On February 14, 2020, the Company entered into an unsecured term loan credit facility that provides for borrowing of term loans in an aggregate principal amount of $12.0 million.  The credit facility has a maturity date of twelve months from the borrowing date of the term loans.  On the closing date, the Company fully drew on the credit facility net of deferred issuance costs of $0.5 million.  The $0.5 million of deferred issuance costs included $0.3 million of fees to be applied against interest and $0.2 million of other issuance costs.  Amounts outstanding under the credit facility bear interest from the date the term loans were first made until the last day of the fiscal month immediately following the six month anniversary of such initial borrowing date at a rate per annum equal to twelve percent.  Commencing on the first day of each fiscal month thereafter, the interest rate has increased and shall increase by one percent per annum until the term loans have been paid in full and all commitments under the credit agreement have terminated.

For the three months ended March 31, 2020, the Company recognized $207,000 of interest expense under the credit facility and amortized $45,000 of debt issuance costs associated with interest and $21,000 associated with other issuance costs.  At March 31, 2020, the Company had approximately $162,000 of accrued interest which is included in accounts payable and accrued expenses in the condensed consolidated balance sheet.

Note 10. Commitments and Contingencies

Successor

Legal Proceedings

From time to time, the Companies may become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company.

On November 19, 2018, the Company commenced a lawsuit against OpenGov, Inc. (“OpenGov”) in the United States District Court for the Southern District of New York captioned GTY Technology Holdings Inc. et al. v. OpenGov, Inc., No. 18-cv-10854 (the “New York Action”), and on November 20, 2018, OpenGov commenced a lawsuit against the Company, GTY Cayman, GTY Technology Merger Sub, Inc., GTY Investors, LLC, Mr. You, Mr. Rohleder and Does 1-50 in the Superior Court of the State of California in and for the County of San Mateo captioned OpenGov, Inc. v. GTY Technology Holdings Inc. et al., No. 18-cv-06264 (the “California Action”).

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

As of March 31, 2020, and December 31, 2019, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

Note 11. Shareholders’ Equity

Initial Public Offering Redemption Shares

In connection with a shareholder meeting called to approve the business combination, the Company provided the holders of its then outstanding Class A ordinary shares sold in the Company’s initial public offering (the “public shareholders”) with the opportunity to redeem all or a portion of their public shares. The public shareholders were entitled to redeem their public shares for a pro rata portion of the remaining balance in the trust account established in connection with the Company’s initial public offering for the benefit of the Company’s public shareholders and into which substantially all of the proceeds from the initial public offering were deposited (the “Trust Account”). The remaining 20,289,478 GTY Cayman public shares were recorded at a redemption value and classified as temporary equity upon the completion of the initial public offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In connection with the business combination, 11,073,040 Class A ordinary shares of GTY were redeemed for $114.0 million, at a per share price of approximately $10.29. The remaining 9,216,438 shares with a redemption value of $88.9 million were transferred to permanent equity.

Subscription Agreement

Immediately prior to the Closing, pursuant to subscription agreements (the “Subscription Agreements”), dated as of various dates from January 9, 2019 through February 12, 2019, by and among GTY Cayman and certain institutional and accredited investors party thereto (the “Subscribed Investors”), GTY Cayman issued to the Subscribed Investors an aggregate of 12,863,098 Class A ordinary shares of GTY Cayman for $10.00 per share, for an aggregate cash purchase price of approximately $126.4 million and paid fees of $1.1 million, including three such Subscription Agreements with certain CityBase holders (including Michael Duffy, the chief executive officer of CityBase) for an aggregate of 380,937 Class A ordinary shares of GTY Cayman at a price of $10.00 per share, for an aggregate cash purchase price of approximately $3.8 million. The Class A ordinary shares of GTY Cayman issued to the Subscribed Investors were cancelled and exchanged on a one-for-one basis for shares of Company common stock at the Closing.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

In connection with the Subscription Agreements, immediately prior to the Closing, the Sponsor surrendered to GTY Cayman for cancellation (at no cost to GTY Cayman) 231,179 Class B ordinary shares, which have been retroactively adjusted in the accompanying statement of stockholders equity, and sold 500,000 private placement warrants held by it to an accredited investor in a private placement for an aggregate of $0.3 million or $0.50 per warrant (which was $1.00 per warrant less than the price originally paid for such warrants).

GTY Merger Share Exchange

In connection with the GTY Merger, all of the issued and outstanding shares of GTY Cayman were exchanged for an equal number of shares of GTY common stock and immediately before the exchange, each outstanding unit was separated into its component Class A ordinary share and warrant. Upon the exchange, 22,978,520 Class A and 13,568,821 Class B ordinary shares of GTY Cayman were exchanged for an aggregate of 36,547,341 shares of common stock of GTY.

Shares issued in the Acquisition

As part of the consideration for the Acquisition, the Company issued (a) 11,973,154 shares of common stock (as adjusted by the Measurement Period Adjustment below), of which 3,937,907 were redeemable at the option of the Company (the “Acquisition Redemption Shares”), (b) 2.6 million Class A and 0.5 million Class C shares (the “Class C Shares”) of Questica Exchangeco (the “Questica Shares”) and 2,161,741 shares of Bonfire Exchangeco shares (collectively, the “Exchange Shares”) that are exchangeable into an equal number of common stock of the Company. The Exchange Shares are recorded as shares of common stock of the Company. The Company also issued 1,000,000 Class B shares of Questica Shares which are not exchangeable for common stock and thus have no value. The shares issued as consideration in the Acquisition were valued at $10 per share in the accompanying condensed consolidated financial statements.

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

In April 2019, 193,645 shares of the Bonfire Exchangeco Shares were converted into the Company’s Common Stock on a one-for-one basis (see Note 4).

During the year ended December 31, 2019, there was a Measurement Period Adjustment to change $41,500, or 4,150 shares, of stock consideration to cash consideration (see Note 4).

During the year-ended December 31, 2019, the option to redeem 3,155,961 shares from the acquisition of CityBase was not exercised and expired and the 100,000 OC Redeemable Shares were redeemed.   As of March 31, 2019, 525,060 shares of the Acquisition Redemption Shares, resulting from the Redeemable Shares from the acquisition of eCivis, remained redeemable at the option of the Company.  The Redeemable Shares from the acquisition of eCivis require the Company to simultaneously redeem additional shares (equal to 40% of the number of Redeemable Shares being redeemed).  If the Redeemable Shares were not redeemed by February 12, 2020 and are not redeemed by February 12, 2021, respectively, the Company was and will be required to issue additional shares, as calculated based on the number of outstanding Redeemable Shares.  On February 20, 2020, the Company issued 334,254 of these additional shares with respect to the February 12, 2020 deadline and recorded a loss of $2.1 million.

In March 2020, 246,097 shares of the Bonfire Exchangeco Shares were converted into the Company common stock on a one-for-one basis.

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

In June 2019, two Bonfire employees cashless exercised 284 stock options and the Company issued 117 shares of common stock. For the three months ended March 31, 2020, Bonfire employees exercised 112,526 stock options for the issuance of shares of common stock.  See Note 7.

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

In December 2019 and March 2020, 97,595 and 31,250 shares of common stock were issued for the vesting of RSUs, respectively.

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

During the year ended December 31, 2019, the Company repurchased 266,366 shares of common stock for $2.6 million.  These shares were included in Treasury Stock in the accompanying condensed consolidated balance sheets at the stock price on the date of the repurchases, or $2.4 million, and the remaining $0.2 million is included in Loss from repurchase of shares in the condensed consolidated statements of operations and comprehensive loss.

Preferred Shares – GTY is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of March 31, 2020, there were no preferred shares issued or outstanding.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Warrants

At March 31, 2020, there were a total of 27,093,334 warrants outstanding. The warrants were originally sold as part of the units offered in the IPO. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants.

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant, upon not less than 30 days’ prior written notice of redemption to each warrant holder, if, and only if, the reported last sale price of common stock equals or exceeds $18.00 per share for any 20 trading days within a 30‑trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders. The warrants were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging.

Note 12. Segment Reporting

The Company conducts the business through the following six operating segments: Bonfire, CityBase, eCivis, Open Counter, Questica and Sherpa.

The accounting policies of the operating segments are the same as those described in Note 3. Non-allocated interest expense and various other administrative costs are reflected in Corporate (GTY). Corporate assets include cash and cash equivalents, prepaid expenses and other current assets. The following provides operating information about the Company’s reportable segments for the periods presented (in thousands):

	GTY	Bonfire	CityBase	eCivis	Open Counter	Questica	Sherpa	Eliminations	Total

Successor
Three Months Ended March 31, 2020
Total revenue	$—	$1,656	$1,899	$1,465	$613	$3,917	$1,726	$—	$11,276
Cost of goods sold	—	392	1,470	722	139	866	938	—	4,527
Loss from operations	(5,520)	(2,114)	(6,352)	(1,449)	(886)	(384)	185	—	(16,520)

Successor
February 19, 2019 through March 31, 2019
Total revenue	$—	$426	$936	$408	$127	$869	$268	—	$3,034
Cost of goods sold	—	107	893	206	36	263	71	—	1,576
Loss from operations	(18,240)	(2,413)	(3,908)	(1,134)	(242)	(11,366)	(3,165)	—	(40,468)

Predecessor
January 1, 2019 through February 18, 2019
Total revenue	$—	$593	$820	$673	$298	$1,913	$631	$—	$4,928
Cost of goods sold	—	124	746	267	51	296	130	—	1,614
Loss from operations	—	(741)	(1,499)	(265)	46	550	354	—	(1,555)

Successor
As of March 31, 2020
Goodwill	$—	$68,744	$88,327	$47,140	$21,956	$57,971	$2,497	$—	$286,635
Assets	32,476	90,616	117,612	57,219	29,138	97,229	7,076	—	431,366

Successor
As of December 31, 2019
Goodwill	$—	$68,744	$88,327	$47,140	$21,956	$57,971	$2,497	$—	$286,635
Assets	25,899	92,803	122,851	59,456	29,995	97,013	6,376	—	434,393

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Revenues from North America customers accounted for greater than 90% of the Company’s revenues for the periods presented.

Note 13. Subsequent Events

On April 24, 2020, the Company issued 336,965 shares of common stock to former shareholders of Sherpa to satisfy its obligations under the Purchase Agreement pertaining to the earnout obligations thereunder.

In April and May 2020, the Company’s subsidiaries CityBase, eCivis, and Sherpa received $2.0 million, $0.9 million and $0.2 million, respectively, in loan proceeds from the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”) of the United States government.  This program was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which was created to provide fast and direct economic assistance for American workers and families, small businesses, and preserves jobs for American industries.  The Company is using the funds to support its 181 US employees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and in our Current Report on Form 10-K filed with the SEC on March 13, 2020. Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and elsewhere in this Form 10-Q. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Overview

GTY Technology Holdings Inc. (“GTY”, “we,” or the “Company”) is a public sector company that offers a cloud-based suite of solutions primarily for North American state and local governments. Our six wholly-owned subsidiaries are Bonfire Interactive Ltd. (“Bonfire”), CityBase, Inc. (“CityBase”), eCivis, Inc. (“eCivis”), Open Counter Enterprises Inc. (“Open Counter”), Questica Inc. (“Questica”), and Sherpa Government Solutions (“Sherpa”). Through our operating subsidiaries, we serve some of the fastest growing segments in the government technology sector, including procurement, payments, grants management, permitting, and budgeting.

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

The Acquisition was accounted for as a business combination under GAAP and resulted in a change in accounting basis as of the date of the Acquisition. As a result, our condensed consolidated financial statements for the period beginning on February 19, 2019 are presented on a different basis than that for the periods before February 19, 2019, and therefore are not comparable. As a result of the application of the acquisition method of accounting, our condensed consolidated financial statements and certain presentations are separated into two distinct periods to indicate the different ownership and accounting basis between the periods presented: (i) the period before the consummation of the Acquisition, which includes the period from January 1, 2019 to the Closing Date (“2019 Predecessor Period”), and (ii) the periods on and after the consummation of the acquisition, which includes the period including and after the Closing Date to March 31, 2019 (“2019 Successor Period”), and the three months ended March 31, 2020.

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

Subscription, support and maintenance revenues also includes on-premise support or maintenance pertaining to license sales. Revenues from on-premise support are recognized on a straight-line basis over the support period.

Revenues from subscription, support and maintenance comprised approximately 68% of total revenues for the three months ended March 31, 2020.

Professional services.     Our professional services contracts generate revenues on a time and materials or fixed fee basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 28% of total revenues for the three months ended March 31, 2020.

License. Revenues from distinct licenses are recognized upfront when the software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised approximately 3% of total revenues for the three months ended March 31, 2020.

Asset sales. Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the client and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. During the three months ended March 31, 2020, the Company had no revenues from Asset sales.

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

The Acquisition resulted in the following principal impacts for the period subsequent to the Acquisition date:

•

A reduction in revenues in the three months ended March 31, 2020 and the 2019 Successor Period as a result of the contract liabilities at the Acquisition date being recorded at fair value, an amount less than its then carrying value;

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

We believe reviewing our operating results by combining the results of the 2019 Predecessor Period and 2019 Successor Period (“S/P Combined Period”) is more useful in discussing our overall operating performance when compared to the three months ended March 31, 2020.

Three Months Ended March 31, 2020 Compared to the S/P Combined Period March 31, 2019

Total revenues

Our total revenues were $11.3 million for the three months ended March 31, 2020. Excluding the $0.3 million impact of purchase accounting, our total non-GAAP revenues for the three months ended March 31, 2020 was $11.6 million compared to $8.8 million for the S/P Combined Period on a comparable basis, representing a 31% increase. This increase was driven by an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers. The change in revenues for each operating segment is due to the following (in thousands, except percentages):

	Generally Accepted Accounting
	Principles (“GAAP”)						Non-GAAP
		February 19,	January 01,
		2019	2019
	Total	through	through	Total	Increase /	Increase /	Total	Total	Increase /	Increase /
	Revenues	March 31,	February 18,	Revenues	(Decrease)	(Decrease)	Revenues	Revenues	(Decrease)	(Decrease)
	2020	2019	2019	2019	in Dollars	in %	2020	2019	in Dollars	in %
Bonfire	$1,656	$426	$593	$1,019	$637	63%	$1,665	$1,067	$598	56%
CityBase	1,899	936	820	1,756	143	8%	2,032	1,823	209	11%
eCivis	1,465	408	673	1,081	384	36%	1,480	1,260	220	17%
Open Counter	613	127	298	425	188	44%	613	528	85	16%
Questica	3,917	869	1,913	2,782	1,135	41%	4,075	3,244	831	26%
Sherpa	1,726	268	631	899	827	92%	1,726	912	814	89%
Total	$11,276	$3,034	$4,928	$7,962	$3,314	42%	$11,591	$8,834	$2,757	31%

Total cost of revenues

Our total cost of revenues for the three months ended March 31, 2020 increased primarily as a result of headcount additions to support our revenue growth and share-based compensation resulting from the grant of restricted stock units. The change in cost of revenues for each operating segment is due to the following (in thousands, except percentages):

`		February 19,	January 01,
	Total Cost	2019	2019	Total Cost
	of	through	through	of	Increase /	Increase /
	Revenues	March 31,	February 18,	Revenues	(Decrease)	(Decrease)
	2020	2019	2019	2019	in Dollars	in %
Bonfire	$392	$107	$124	$231	$161	70%
CityBase	1,470	893	746	1,639	(169)	(10)%
eCivis	722	206	267	473	249	53%
Open Counter	139	36	51	87	52	60%
Questica	866	263	296	559	307	55%
Sherpa	938	71	130	201	737	367%
Total	$4,527	$1,576	$1,614	$3,190	$1,337	42%

Bonfire

Bonfire’s total cost of revenues increased primarily due to a $0.1 million increase in salaries and benefits. The increase in salaries and benefits was primarily driven by a 13% increase in average headcount from March 31, 2019 to March 31, 2020. Hosting tools and services were materially consistent with the comparative year-over-year period.

CityBase

CityBase’s total cost of revenues decreased primarily due to a $0.3 million decrease in expenses incurred by third-party contractors and partially offset by a $0.1 million increase in bank fees associated with its usage fee revenues.

eCivis

eCivis’ total cost of revenues increased primarily due to a $0.2 million increase in salaries and benefits.  The increase in salaries and benefits was primarily driven by a 28% increase in average headcount from March 31, 2019 to March 31, 2020.

Open Counter

Open Counter’s total cost of revenues increased primarily due to a $0.1 million increase in salaries and benefits.  The increase in salaries and benefits was primarily driven by a 33% increase in average headcount from March 31, 2019 to March 31, 2020.

Questica

Questica’s total cost of revenues increased due primarily due to a $0.3 million increase in salaries and benefits.  The increase in salaries and benefits was primarily driven by a  100% increase in average headcount from March 31, 2019 to March 31, 2020 to support its professional services backlog.

Sherpa

Sherpa’s total cost of revenues increased due primarily to due to a $0.4 million increase in salaries and benefits including a $0.1 million increase in share-based compensation expense and a $0.3 million increase in third-party contractor fees.

Operating expenses (sales and marketing, general and administrative, and research and development)

Our operating expenses (including sales and marketing, general and administrative and research and development expenses) for the three months ended March 31, 2020 have increased due primarily to increases in headcount resulting from growth in the business. The change in operating expenses for each operating segment is due to the following (in thousands, except percentages):

		February 19,	January 01,
		2019	2019
	Operating	through	through	Operating	Increase /	Increase /
	Expenses	March 31,	February 18,	Expenses	(Decrease)	(Decrease)
	2020	2019	2019	2019	in Dollars	in %
Bonfire	$2,556	$1,628	$1,178	$2,806	$(250)	(9)%
CityBase	5,019	1,418	1,518	2,936	2,083	71%
eCivis	1,869	496	575	1,071	798	75%
Open Counter	937	197	202	399	538	135%
Questica	2,560	802	1,103	1,905	655	34%
Sherpa	431	185	147	332	99	30%
Corporate	2,729	443	—	443	2,286	516%
Total	$16,101	$5,169	$4,723	$9,892	$6,209	63%

Bonfire

Bonfire’s total operating expense decreased due primarily to a 44%  decrease in general and administrative expenses and offset by a 12% increase in research and development expenses and a 10% increase in sales and marketing expenses. The decrease in general and administrative expenses was due primarily to a $0.2 million decrease in third-party costs and a $0.1 million decrease in salaries and wages.  The increase in research and development expenses of $0.1 million and sales and marketing of $0.1 million each was driven primarily by an increase in share-based compensation expense of $0.1 million each from the issuance of restricted stock units.

CityBase

CityBase’s total operating expense increased due primarily to a 275% increase in sales and marketing, a 104% increase in general and administrative expenses and a 10% increase in research and development. The increase in sales and marketing of $0.9 million was primarily due to a $0.6 million increase in salaries and wages and a $0.4 million increase in share-based compensation associated with the issuance of restricted stock units.  The $0.6 million increase in salaries and wages was due to a 97% increase in average sales and marketing headcount from March 31, 2019 to March 31, 2020.  The increase in general and administrative expenses of $1.0 million was due primarily to a $0.8 million increase in share-based compensation associated with the issuance of restricted stock units.  The increase in research and development of $0.2 million was primarily due to a $0.1 million increase in share-based compensation associated with the issuance of restricted stock units.

eCivis

eCivis’ total operating expense increased primarily due to a 102% increase in sales and marketing, a 101% increase in general and administrative costs and a 24% increase in research and development. The increase in sales and marketing of $0.3 million was primarily due to a $0.3 million increase in salaries and benefits driven by an 88% increase in average headcount from March 31, 2019 to March 31, 2020.  The increase in general and administrative costs of $0.4 million was primarily due to a $0.2 million increase in third-party fees primarily related to recruiting and a $0.1 million increase in share-based compensation expense associated with the issuance of restricted stock units.

Open Counter

Open Counter’s total operating expense increased primarily due to a $0.4 million increase in sales and marketing expense driven by a 700% increase in average sales and marketing headcount between March 31, 2019 and March 31, 2020.

Questica

Questica’s total operating expense increased primarily due to a 71% increase in general and administrative expenses, a 25% increase in sales and marketing and a 14% increase in research and development.   The increase in general and administrative expenses of $0.4 million was primarily due to a $0.3 million increase in salaries and wages and a $0.1 million increase in share-based compensation expense associated with the issuance of restricted stock units.  The increase in salaries and wages was primarily due to a 100% increase in average headcount from March 31, 2019 to March 31, 2020.  The increase in sales and marketing of $0.2 million was primarily driven by a $0.1 million increase in share-based compensation associated with the issuance of restricted stock units and $0.1 million increase in salaries and wages.  The increase in salaries and wages was driven by a 15% increase in average headcount from March 31, 2019 to March 31, 2020.  The increase in research and development of $0.1 million was primarily due to an increase in salaries and wages driven by a 38% increase in average headcount from March 31, 2019 to March 31, 2020.

Sherpa

Sherpa’s total operating expenses increased by $0.1 million due primarily to a $0.1 million increase in share-based compensation expense associated with the issuance of restricted stock units.

Corporate

Corporate expenses are primarily comprised of outside services including legal, accounting and consulting fees, payroll and related expenses, corporate insurance, and share-based compensation.  Corporate expenses increased by $2.3 million due primarily to a $0.8 million increase in share-based compensation, a $0.8 million increase in salaries and wages associated with the hiring of our leadership team, and $0.8 million of third-party costs primarily related to costs of being a public company, including accounting and legal.

Other operating expenses

Amortization of intangible assets

Amortization of intangible assets consists of the amortization of finite lived intangibles resulting from the Acquisition as described in Note 4 of the notes to our condensed consolidated financial statements.

Acquisition costs

Acquisition costs consists primarily of Acquisition transaction costs, capital market advisory fees, and bonuses incurred as a result of the transaction or a change in control.

Restructuring costs

On March 30, 2020, the Company implemented a global restructuring plan which resulted in an approximate 10% reduction of the Company’s workforce.  This action was intended to streamline the Company’s operational reporting and reduce operating cash outflows.  The Company recorded pre-tax restructuring charges of approximately $3.5 million which is comprised of one-time employee termination benefits paid over a weighted average period of approximately 10 months.

Change in fair value of contingent consideration

The change in fair value of contingent consideration consists of any adjustments to the contingent consideration liability since the Acquisition.

Other income (expense)

Interest income (expense)

Interest income (expense) is primarily comprised of the investments held by GTY Corporate offset by interest under our credit facility executed in February of 2020.

Loss on repurchase/issuance of shares

Loss on repurchase/issuance of shares is comprised of the difference in fair value between the price in which shares are issued and the market value on the date of grant as described in Note 11 of the notes to our condensed consolidated financial statements.

Other income (loss)

Other income (loss) is comprised primarily of unrealized gains and losses associated with transactions in currencies that are not denominated in U.S. Dollars.

Reconciliation of Non-GAAP Revenues

To supplement our condensed consolidated financial statements, which are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, we have provided certain financial measures that have not been prepared in accordance with GAAP defined as “non-GAAP financial measures,” which include (i) non-GAAP revenues, (ii) non-GAAP gross profit and non-GAAP gross margin and (iii) non-GAAP loss from operations.

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

Non-GAAP Gross profit and Non-GAAP Gross margin. Non-GAAP gross profit is defined as GAAP gross profit adjusted for the impact of purchase accounting resulting from its business combination and share-based compensation included in cost of revenues. Non-GAAP gross margin is defined as non-GAAP gross profit divided by non-GAAP revenues. The Company believes that presenting non-GAAP gross profit and margin is useful to investors as it eliminates the impact of the purchase accounting adjustments to allow for a direct comparison between periods.

Non-GAAP Loss from operations. Non-GAAP loss from operations is defined as GAAP loss from operations adjusted for the impact of purchase accounting to revenues resulting from its business combination, the amortization of acquired intangible assets, share-based compensation, acquisition related costs, restructuring charges and the change in fair value of contingent consideration. The Company believes that presenting non-GAAP loss from operations is useful to investors as it eliminates the impact of certain non-cash and acquisition related expenses to allow a direct comparison of loss from operations between all periods presented.

Below is a reconciliation of non-GAAP revenues, Non-GAAP gross profit and Non-GAAP gross margin and Non-GAAP loss from operations to their most directly comparable GAAP financial measures (in thousands, except percentages):

	Three Months Ended March 31,
	2020	2019
Revenues - Successor Period	$11,276	$3,034
Revenues - Predecessor Period	—	4,928
Pro forma as Adjusted Revenues	11,276	7,962
Purchase accounting adjustment to revenue	315	872
Non-GAAP Pro forma as Adjusted Revenues	$11,591	$8,834

Gross Profit - Successor Period	$6,749	$1,458
Gross Profit - Predecessor Period	—	3,314
Pro forma as Adjusted Gross Profit	6,749	4,772
Purchase accounting adjustment to revenue	315	872
Share-based compensation	218	—
Non-GAAP Pro forma as Adjusted Gross Profit	$7,282	$5,644

Gross Margin - Successor Period	60%	48%
Gross Margin - Predecessor Period	N/A %	67%
Pro forma as Adjusted Gross Margin	60%	60%
Non-GAAP Pro forma as Adjusted Gross Margin	63%	64%

Loss from operations - Successor Period	$(16,520)	$(40,468)
Loss from operations - Predecessor Period	—	(1,555)
Pro forma as Adjusted Loss from operations	(16,520)	(42,023)
Purchase accounting adjustment to revenue	315	872
Amortization of intangibles	3,673	1,725
Share-based compensation	3,295	612
Acquisition costs	—	35,180
Restructuring charges	3,466	—
Change in fair value of contingent consideration	29	(2)
Non-GAAP Pro forma as Adjusted Loss from operations	$(5,742)	$(3,636)

Below is a reconciliation of non-GAAP revenues to revenues by operating segment (in thousands, except percentages):

	Three Months Ended March 31,
				Open			Total
	Bonfire	CityBase	eCivis	Counter	Questica	Sherpa	Revenues
Successor Revenues 2020	$1,656	$1,899	$1,465	$613	$3,917	$1,726	$11,276
Purchase accounting adjustment to revenues	9	133	15	—	158	—	315
Non-GAAP Revenues 2020	$1,665	$2,032	$1,480	$613	$4,075	$1,726	$11,591

Pro forma Revenues - S/P combined Period 2019	$1,019	$1,756	$1,081	$425	$2,782	$899	$7,962
Purchase accounting adjustment to revenues	48	67	179	103	462	13	872
(Non-GAAP) Pro forma as Adjusted Revenues 2019	$1,067	$1,823	$1,260	$528	$3,244	$912	$8,834

% change	56%	11%	17%	16%	26%	89%	31%

Liquidity and Capital Resources

As of March 31, 2020, we had a cash balance of approximately $8.1 million. Through March 31, 2020, our liquidity needs were satisfied through proceeds from our initial public offering and funds held in the Trust Account (see Note 11-Shareholders’ Equity-to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q), proceeds from the PIPE Transaction (as defined below), proceeds from our June 2019 registered direct offering and proceeds from our February 2020 debt facility.

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the unaudited condensed consolidated financial statements, we had an accumulated deficit of approximately $100.8 million at March 31, 2020, a net loss of approximately $15.8 million and approximately $10.3 million net cash used in operating activities for the three months ended March 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern.

We are attempting to further expand our customer base; scale up production of various products; and increase revenues; however, our cash position may not be sufficient to support our daily operations through the next twelve months from the date of filing this 10-Q. Our ability to continue as a going concern is dependent upon our ability to raise additional funds by way of a public or private offering and our ability to further generate sufficient revenues. While we believe in the viability of our platforms, and in our ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.

Management is currently evaluating the impact of the COVID-19 pandemic on its industry and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (amounts in thousands):

	Successor		Predecessor
		February 19, 2019	January 1, 2019
	Three months ended	through	through
	March 31,	March 31,	February 18,
	2020	2019	2019
Net cash (used in) provided by operating activities	$(10,269)	$(25,271)	$284
Net cash provided by investing activities	$(1,111)	$38,628	$1,516
Net cash provided by (used in) financing activities	$11,317	$9,616	$(539)

Net Cash (Used in) Provided by Activities

Our net loss and cash flows from operating activities are significantly influenced by the Acquisition and our investments in headcount and infrastructure to support anticipated growth.

For the three months ended March 31, 2020, net cash used in operations was $10.3 million resulting from our net loss of $15.8 million and changes in operating assets and liabilities of $1.6 million and offset by net non-cash expenses of $7.1 million. The $7.1 million of non-cash expenses was comprised of $3.7 million of amortization of intangible assets acquired as a result of the Acquisition, a  $3.3 million from share-based compensation and a $2.1 million loss on issuance of shares and offset by $2.5 million of deferred tax benefits related to the tax and book basis difference on the amortization of intangible assets. The changes in operating assets and liabilities of $1.6 million was comprised primarily of a $1.1 million increase in prepaid expenses and other assets associated with the payments for insurance premiums, letters of credit required by certain customers and software subscription payments.

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

Net Cash (Used in) Provided by Investing Activities

Our primary investing activities have consisted of investments in marketable securities and capital expenditures. In February 2019, we completed our Acquisition and the resulting cash flow impact is described below in the Successor Period.

For the three months ended March 31, 2020, cash used in investing activities was $1.1 million resulting from $1.1 million of capital expenditures associated with lease improvements and furniture purchases at Questica’s new facility.

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

Net Cash Provided By (Used in) Financing Activities

For the Successor Period, cash provided by financing activities was $11.3 million primarily due to $11.5 million of proceeds from the issuance of our term loan, net of issuance costs and offset by $0.2 million in repayments of finance lease obligations and contingent consideration payments.

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

See Note 3 of the notes to our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

The impact of recently issued accounting standards is set forth in Note 3, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. Other than the guarantees described in Note 6. Related Party Transactions to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q, we have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commitments

As of March 31, 2020, there were no significant changes to our contractual obligations from those presented as of December 31, 2019 in our Current Report on Form 10-K filed with the SEC on March 13, 2020.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

During the three months ended March 31, 2020, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Current Report Form 10-K filed with the SEC on March 13, 2020 for the year ended December 31, 2019.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended March 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

None

Item 1A.Risk Factors

The reader should carefully consider, in connection with the other information in this Quarterly Report on Form 10-Q, the factors discussed in the section entitled “Risk Factors” of the Company’s 2019 Annual Report on Form 10-K and The These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

As of the date of this Quarterly Report on Form 10-Q, we note the following additional risk factor:

The Company’s business and results of operations will be, and our financial condition may be, impacted by the outbreak of COVID-19 and such impact could be materially adverse.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation due to “shelter-in-place” restrictions by various governments worldwide and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, the effect on our customers and clients and demand for our products and services; our ability to sell and provide our products and services, including travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; and any closures of our and our customers’ and clients’ offices and facilities, all of which are uncertain and cannot be predicted. In addition, the particular budgetary constraints on our municipal customers due to substantial emergency expenditures to address the pandemic and its consequences may limit their available funds for software expenses.  Continued impacts of the pandemic could materially adversely impact global economic conditions, our business, results of operations and financial condition, including our potential to conduct financings on terms acceptable to us, if at all, and may require significant actions in response, including but not limited to expense reductions or discounting of pricing of our products, in an effort to mitigate such impacts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None

Item 6.Exhibits.

Exhibit Number	Description

10.1

Credit Agreement, dated as of February 14, 2020, by and among GTY Technology Holdings, Inc., its wholly-owned subsidiaries as guarantors, the lenders from time to time thereto and Wilmington Trust, National Association, as Administrative Agent, and Nineteen77 Global Multi-Strategy Alpha Master Limited, as sole lead arranger and sole bookrunner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2019).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of March, 2020.

GTY TECHNOLOGY HOLDINGS INC.

/s/ TJ Parass
Name:	TJ Parass
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ John Curran
Name:	John Curran
Title:	Chief Financial Officer
(Principal Financial Officer)