Form 10-Q
period 2020-06-30
GTY Technology Holdings Inc.
filed 2020-08-07
CIK 1682325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☒
Non-accelerated filer	◻	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of August 7, 2020, 54,509,307 and 53,892,941 shares of common stock, par value $0.0001 per share were issued and outstanding, respectively.

GTY TECHNOLOGY HOLDINGS INC.

Form 10-Q

For the Quarter Ended June 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$5,990	$8,374
Accounts receivable, net	10,919	9,184
Prepaid expenses and other current assets	3,803	3,047
Total current assets	20,712	20,605

Property and equipment, net	5,195	3,185
Operating lease right of use assets	4,955	5,876
Intangible assets, net	108,473	115,788
Goodwill	286,635	286,635
Other assets	2,715	2,304
Total assets	$428,685	$434,393

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,979	$8,443
Contract liabilities - current portion	17,982	17,346
Financing lease liability - current portion	573	555
Operating lease liability - current portion	1,867	1,851
Contingent consideration - current portion	10,685	12,680
Term loans, net - current portion	11,545	—
Total current liabilities	49,631	40,875

Contract and other long-term liabilities	2,237	1,264
Deferred tax liability	17,657	20,276
Financing lease liability - less current portion	461	811
Operating lease liability - less current portion	3,393	4,311
Term loans, net	3,210	—
Contingent consideration - less current portion	41,230	41,233
Total liabilities	117,819	108,770

Commitments and contingencies

Shareholders’ equity:
Common stock	5	5
Exchangeable shares	40,918	45,681
Additional paid in capital	382,232	369,756
Accumulated other comprehensive income	1,466	370
Treasury stock	(5,174)	(5,174)
Accumulated deficit	(108,581)	(85,015)
Total shareholders' equity	310,866	325,623
Total liabilities and shareholders’ equity	$428,685	$434,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Amounts in thousands, except per share amounts)

	Successor				Predecessor
				February 19, 2019	January 1, 2019
	Three Months Ended	Three Months Ended	Six Months Ended	through	through
	June 30,	June 30,	June 30,	June 30,	February 18,
	2020	2019	2020	2019	2019
Revenues	$11,164	$8,246	$22,440	$11,280	$4,928
Cost of revenues	4,394	2,931	8,921	4,507	1,614
Gross Profit	6,770	5,315	13,519	6,773	3,314

Operating expenses
Sales and marketing	3,667	4,159	8,521	5,537	1,394
General and administrative	4,491	7,676	11,940	10,030	1,749
Research and development	2,573	3,135	6,371	4,607	1,580
Amortization of intangible assets	3,642	3,872	7,315	5,565	32
Acquisition costs	—	(2,280)	—	32,749	151
Restructuring charges	198	—	3,664	—	—
Change in fair value of contingent consideration	—	—	29	—	(37)
Total operating expenses	14,571	16,562	37,840	58,488	4,869
Loss from operations	(7,801)	(11,247)	(24,321)	(51,715)	(1,555)

Other income (expense)
Interest income (expense), net	(436)	(108)	(672)	313	(170)
Gain (loss) from repurchase/issuance of shares	666	(904)	(1,390)	(904)	—
Other income (loss), net	634	187	1,133	182	12
Total other income (expense), net	864	(825)	(929)	(409)	(158)

Loss before income taxes	(6,937)	(12,072)	(25,250)	(52,124)	(1,713)
Benefit from (provision for) income taxes	(837)	1,670	1,684	1,670	—
Net loss	(7,774)	(10,402)	(23,566)	(50,454)	(1,713)

Deemed dividend for Exchangeable Shares - Series C	—	(183)	—	(183)	—
Net loss applicable to common shareholders	$(7,774)	$(10,585)	$(23,566)	$(50,637)	$(1,713)

Net loss per share, basic and diluted	$(0.15)	$(0.22)	$(0.44)	$(1.03)
Weighted average common shares outstanding, basic and diluted	53,481	49,159	53,028	48,943

Net loss	$(7,774)	$(10,402)	$(23,566)	$(50,454)	$(1,713)
Other comprehensive loss:
Foreign currency translation gain (loss)	(953)	186	1,096	186	—
Total other comprehensive gain (loss)	(953)	186	1,096	186	—
Comprehensive loss	$(8,727)	$(10,216)	$(22,470)	$(50,268)	$(1,713)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share amounts)

Three Months Ended June 30, 2020

								Accumulated
					Additional			Other	Total
	Common Stock		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
Successor	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance - March 31, 2020	52,919,162	$5	5,321,999	$43,220	$377,572	$(5,174)	$(100,807)	$2,419	$317,235
Net loss	—	—	—	—	—	—	(7,774)	—	(7,774)
Foreign currency translation loss	—	—	—	—	—	—	—	(953)	(953)
Share-based compensation	—	—	—	—	1,019	—	—	—	1,019
Shares Issued for contingent consideration	336,965	—	—	—	1,334	—	—	—	1,334
Vested and settled restricted stock units	313,980	—	—	—	—	—	—	—	—
Stock option exercises	4,381	—	—	—	5	—	—	—	5
Common stock issued for exchangeable shares	230,199	—	(230,199)	(2,302)	2,302	—	—	—	—
Balance - June 30, 2020	53,804,687	$5	5,091,800	$40,918	$382,232	$(5,174)	$(108,581)	$1,466	$310,866

Six Months Ended June 30, 2020

								Accumulated
					Additional			Other	Total
	Common Stock		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
Successor	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance - December 31, 2019	52,303,862	$5	5,568,096	$45,681	$369,756	$(5,174)	$(85,015)	$370	$325,623
Net loss	—	—	—	—	—	—	(23,566)	—	(23,566)
Foreign currency translation gain	—	—	—	—	—	—	—	1,096	1,096
Share-based compensation	—	—	—	—	4,314	—	—	—	4,314
Share Redemption (Incremental Shares Issued)	334,254	—	—	—	2,056	—	—	—	2,056
Shares Issued for contingent consideration	336,965	—	—	—	1,334	—	—	—	1,334
Vested and settled restricted stock units	345,230	—	—	—	—	—	—	—	—
Stock option exercises	8,080	—	—	—	9	—	—	—	9
Common stock issued for exchangeable shares	476,296	—	(476,296)	(4,763)	4,763	—	—	—	—
Balance - June 30, 2020	53,804,687	$5	5,091,800	$40,918	$382,232	$(5,174)	$(108,581)	$1,466	$310,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share and per share amounts)

Three Months Ended June 30, 2019

												Accumulated
									Additional			Other	Total
	Common Stock		Class A		Class B		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
Successor	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance - March 31, 2019	48,420,495	5	—	$—	—	$—	5,761,741	$47,617	$333,727	$(1,000)	(29,410)	—	$350,939
Net loss	—	—	—	—	—	—	—	—	—	—	(10,402)	—	(10,402)
Common stock issued for exchangeable shares	500,000	—	—	—	—	—	—	—	3,860	—	—	—	3,860
Share-based compensation	—	—	—	—	—	—	—	—	1,760	—	—	—	1,760
Private placement of common stock, net of costs	3,500,000	—	—	—	—	—	—	—	25,450	—	—	—	25,450
Common stock repurchases	(264,998)	—	—	—	—	—	—	—	—	(2,413)	—	—	(2,413)
Cashless stock option exercises	117	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	186	186
Deemed dividend for exchangeable shares	—	—	—	—	—	—	—	—	(183)	—	—	—	(183)
Balance - June 30, 2019	52,155,614	$5	—	$—	—	$—	5,761,741	$47,617	$364,614	$(3,413)	$(39,812)	$186	$369,197

Successor Period Ended June 30, 2019

												Accumulated
									Additional			Other	Total
	Common Stock		Class A		Class B		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
Successor	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance - February 19, 2019	—	$—	898,984	$—	13,568,821	$1	—	$—	$—	$—	$9,920	$—	$9,921
Net loss	—	—	—	—	—	—	—	—	—	—	(50,454)	—	(50,454)
Ordinary shares no longer subject to possible redemption	—	—	9,216,438	1	—	—	—	—	88,190	—	722	—	88,913
Private placement of Class A shares, net of costs	—	—	12,863,098	2	—	—	—	—	125,256	—	—	—	125,258
Exchange of shares in GTY Merger	36,547,341	4	(22,978,520)	(3)	(13,568,821)	(1)	—	—	—	—	—	—	—
Class A shares issues for acquisitions	11,973,154	1	—	—	—	—	—	—	119,730	—	—	—	119,731
Shares convertible into Class A shares issued for acquisitions	—	—	—	—	—	—	5,761,741	47,617	—	—	—	—	47,617
Common stock issued for exchangeable shares	500,000	—	—	—	—	—	—	—	3,860	—	—	—	3,860
Share-based compensation	—	—	—	—	—	—	—	—	2,311	—	—	—	2,311
Private placement of common stock, net of costs	3,500,000	—	—	—	—	—	—	—	25,450	—	—	—	25,450
Common stock repurchases	(364,998)	—	—	—	—	—	—	—	—	(3,413)	—	—	(3,413)
Cashless stock option exercises	117	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	186	186
Deemed dividend for exchangeable shares	—	—	—	—	—	—	—	—	(183)	—	—	—	(183)
Balance - June 30, 2019	52,155,614	$5	—	$—	—	$—	5,761,741	$47,617	$364,614	$(3,413)	$(39,812)	$186	$369,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Successor		Predecessor
		February 19,	January 01,
		2019	2019
	Six Months Ended	through	through
	June 30,	June 30,	February 18,
	2020	2019	2019
Cash flows from operating activities:
Net loss	$(23,566)	$(50,454)	$(1,713)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	213	185	177
Amortization of intangible assets	7,315	5,565	32
Amortization of right of use assets	719	256	165
Share-based compensation	4,314	2,311	61
Deferred income tax benefit	(1,684)	(1,670)	—
Loss on issuance of shares	1,390	—	—
Amortization of deferred debt issuance costs	213	—	—
Bad debt expense	65	11	6
Foreign exchange loss on payment of vested options	—	14	—
Change in fair value of contingent consideration	29	—	(37)
Change in fair value of warrant liability	—	—	(18)
Changes in operating assets and liabilities:
Accounts receivable	(1,886)	(4,365)	2,190
Prepaid expenses and other assets	(1,220)	(816)	202
Accounts payable and accrued liabilities	(1,571)	4,991	(781)
Contract and other long-term liabilities	2,099	—	—
Operating lease liabilities	(741)	—	—
Net cash (used in) provided by operating activities	(14,311)	(43,972)	284

Cash flows from investing activities:
Proceeds from cash held in trust	—	217,642	—
Sale of marketable securities	—	—	1,531
Acquisitions, net of cash acquired	—	(179,008)	—
Capitalization of internal-use software	(309)	—	—
Capital expenditures	(1,944)	(621)	(15)
Net cash (used in) provided by investing activities	(2,253)	38,013	1,516

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	14,543	—	35
Repayments of borrowings	—	(409)	(69)
Contingent consideration payments	(27)	—	—
Stock options exercises	9	—	13
Member distribution	—	—	(500)
Common stock repurchases	—	(3,413)	—
Redemption of Class A Ordinary Shares	—	(113,982)	—
Redemption of Exchangeable Shares - Class C	—	(1,323)	—
Proceeds received from private placement of Class A shares, net of costs	—	125,258	—
Proceeds received from private placement of Common Stock, net of costs	—	25,450	—
Proceeds from disposal of fixed assets	30	—	1
Repayments of finance lease liabilities	(282)	(131)	(19)
Net cash provided by (used in) financing activities	14,273	31,450	(539)

Effect of foreign currency on cash	(93)	(99)	(721)

Net change in cash and cash equivalents	(2,384)	25,392	540
Cash and cash equivalents, beginning of period	8,374	52	13,929
Cash and cash equivalents, end of period	$5,990	$25,444	$14,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SUPPLEMENTAL CASH FLOWS DISCLOSURE

(Amounts in thousands)

	Successor		Predecessor
		February 19,	January 01,
		2019	2019
	Six Months Ended	through	through
	June 30,	June 30,	February 18,
	2020	2019	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$183	$—	$—
Cash paid for income taxes	$—	$—	$—

Noncash Investing and Financing Activities:
Shares issued for contingent consideration	$1,334	$—	$—
Shares issued for the Acquisition	$—	$172,349	$—
Reduction in convertible note liability	$—	$1,000	$—
Capital leases	$—	$1,363	$—

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

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $108.6 million at June 30, 2020, a net loss of approximately $23.6 million and approximately $14.3 million net cash used in operating activities for the six months ended June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management continues to evaluate the impact of the COVID-19 pandemic on its industry and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Acquisition was accounted for as a business combination using the acquisition method of accounting. The Company’s financial statement presentation distinguishes the results of operations into two distinct periods: (i) the period before the consummation of the Acquisition, which includes the period from January 1, 2019 to the Closing Date (the “2019 Predecessor Period”) and (ii) the periods after consummation of the Acquisition, which includes the period after the Closing Date to June 30, 2019 (“2019 Successor Period) and the three and six months ended June 30, 2020. The accompanying condensed consolidated financial statements include a black line division which indicates that the Acquired Companies and the Company’s financial information are presented on a different basis and are therefore, not comparable.

Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See Note 4 – Business Combination for a discussion of the estimated fair values of assets and liabilities recorded in connection with the Acquisition.

The historical financial information of GTY Cayman prior to the Acquisition is not being reflected in the Predecessor financial statements as these historical amounts have been determined not to be useful to a user of the financial statements. GTY Cayman’s operations prior to the Acquisition, other than income from the Trust Account (as defined in Note 11, Shareholders’ Equity) investments and transaction expenses, were nominal.

The Company believes that Predecessor activities related to investments, intangible assets, share-based compensation, goodwill, fair value measurements and notes payable were either quantitatively or qualitatively immaterial. Therefore, the Company did not disclose these Predecessor activities in the following unaudited footnotes.

Principles of Consolidation

The three months and six months ended June 30, 2020 and 2019 Successor Period condensed consolidated financial statements include all accounts of the Company and its subsidiaries. The 2019 Predecessor Period condensed consolidated financial statements include all accounts of the Acquired Companies and the Acquired Companies’ subsidiaries. All

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

material intercompany transactions and balances have been eliminated in the accompanying condensed consolidated financial statements.

Use of Estimates

The preparation of the condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include revenue recognition, the carrying value of goodwill, the fair value of acquired intangibles, the capitalization of software development costs, the useful lives of intangible assets, share-based compensation, right of use assets, financing and operating lease liabilities, contingent consideration and the valuation allowance of deferred tax assets resulting from net operating losses.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on March 13, 2020.

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

●	Level 1 — uses quoted prices in active markets for identical assets or liabilities.
●	Level 2 — uses observable inputs other than quoted prices in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment.

The Company’s only material financial instruments carried at fair value as of June 30, 2020, with changes in fair value flowing through current earnings, consist of contingent consideration liabilities recorded in conjunction with business combinations and are as follows (in thousands):

		Fair Value Measurement at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance as of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Contingent consideration – current	$10,685	$—	$—	$10,685
Contingent consideration – long term	41,230	—	—	41,230
Total liabilities measured at fair value	$51,915	$—	$—	$51,915

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

There were no transfers made among the three levels in the fair value hierarchy during the three months ended June 30, 2020.

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

Changes in Level 3 liabilities measured at fair value from December 31, 2019 to June 30, 2020 were as follows (in thousands):

Contingent consideration – December 31, 2019	$53,913
Change in fair value of contingent consideration	29
Issuance of common stock for contingent consideration	(2,000)
Payments of contingent consideration	(27)
Contingent consideration – June 30, 2020	$51,915

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Disaggregation of Revenues

	Successor				Predecessor
				February 19,	January 1, 2019
	Three Months Ended	Three Months Ended	Six Months Ended	2019 through	through
	June 30,	June 30,	June 30,	June 30,	February 18,
	2020	2019	2020	2019	2019
Subscriptions, support and maintenance	$8,434	$5,456	$16,158	$7,473	$3,253
Professional services	2,458	2,116	5,627	2,838	1,269
License	243	663	626	958	383
Asset sales	29	11	29	11	23
Total revenues	$11,164	$8,246	$22,440	$11,280	$4,928

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

Revenues from subscription, support and maintenance comprised approximately 72%, 66% and 66% of total revenues for the six months ended June 30, 2020, the 2019 Successor Period and the 2019 Predecessor Period, respectively.

Professional services.    The Company’s professional services contracts generate revenues on a time and materials or fixed fee basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 25%, 25% and 26% of total revenues for the six months ended June 30, 2020, the 2019 Successor Period and the 2019 Predecessor Period, respectively.

License. Revenues from distinct licenses are recognized upfront when the software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised approximately 3%, 8% and 8% of total revenues for the six months ended June 30, 2020, the 2019 Successor Period and the 2019 Successor Period, respectively.

Asset sales. Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the client and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. Asset sales were less than 1% of total revenues for the six months ended June 30, 2020, the 2019 Successor Period and the 2019 Predecessor Period.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Restructuring Charges

On March 30, 2020, the Company implemented a global restructuring plan which resulted in an approximate 10% reduction of the Company’s workforce.  This action was intended to streamline the Company’s operational reporting and reduce operating cash outflows.  The Company recorded pre-tax restructuring charges of approximately $3.7 million which is comprised of one-time employee termination benefits paid over a weighted average period of approximately 10 months.  Approximately $2.1 million was included in accounts payable and accrued expenses in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2020.

Net Loss per Share

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed similar to basic net income per share of common stock except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Due to the net loss for the three and six months ended June 30, 2020 and during the 2019 Successor Period, diluted and basic loss per share are the same.

Securities that could potentially dilute net loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2020 are as follows:

Warrants to purchase common stock	27,093,334
Unvested restricted stock units	3,333,152
Options to purchase common stock	251,771
Total	30,678,257

Income Taxes

In determining the quarterly benefit from income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter.  The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% as a result of state taxes, foreign taxes and changes in the Company’s valuation allowance for domestic income taxes.  For the three and six months ended June 30, 2020, three months ended June 30, 2019 and the 2019 Successor Period, the Company recorded a $(0.8) million, $1.7 million, $1.7 million and $1.7 million benefit from (provision for) income taxes, respectively.  During the 2019 Predecessor Period, the Company did not record a provision or benefit from income taxes.

Recently Adopted Accounting Pronouncements

On January 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. ASU 2019-12 is effective for us in the first quarter of fiscal year 2022. The Company has not determined the impact of this guidance on its financial statements.

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

Bonfire Acquisition

Under the Bonfire acquisition agreement (the “Bonfire Agreement”), at Closing, the Company acquired Bonfire for aggregate consideration of approximately $48.0 million in cash and 2,156,014 shares of Company common stock (valued at $10.00 per share) and 2,161,741 shares of Bonfire Exchangeco, each of which is exchangeable for shares of Company common stock on a one-for-one basis at any time of the holder’s choosing. Of the shares issued to Bonfire Holders, 2,008,283 shares of Company common stock and 2,093,612 exchangeable shares in the capital stock of Bonfire Exchangeco (the “Bonfire Exchangco Shares”) were subject to transfer restrictions for one year following the business combination.  In addition, approximately $3.1 million in cash and 690,000 shares of Company common stock were deposited into escrow for a period of up to one year to cover certain indemnification obligations of the Bonfire Holders.

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

CityBase Acquisition

Under the CityBase acquisition agreement (the “CityBase Agreement”), at Closing, the Company acquired CityBase for aggregate consideration of approximately $62.2 million in cash and 3,155,961 shares of Company common stock (valued at $10.00 per share). Each CityBase Holder may elect to have their shares subject to transfer restrictions for up to one year or to have their shares subject to redemption at the Company’s option for a promissory note in an amount equal to $10.00 per share redeemed, which note would bear interest at a rate of 8% per annum in the first year after issuance and 10.0% per annum thereafter (subject to an increase of 1% for each additional 6 months that has elapsed without full payment of such note(s)) (which option was not exercised and expired on the 90th day after the Closing). Prior to the consummation of the business combination, certain of the CityBase Holders agreed to purchase 380,937 Class A Ordinary Shares of GTY Cayman with the proceeds they would have otherwise received from the closing of the CityBase Transaction, which resulted in an approximate $3.8 million reduction to the amount of cash payable to the CityBase Holders. In addition, approximately $2.1 million in cash and 1,000,000 shares of Company common stock were deposited into escrow for a period of up to one year to cover certain indemnification obligations of the CityBase Holders.

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

eCivis Acquisition

Under the eCivis acquisition agreement (the “eCivis Agreement”) and the related eCivis letter agreement (“eCivis Letter Agreement”), at Closing, the Company acquired eCivis for aggregate consideration of approximately $14.0 million in cash and 2,883,433 shares of Company common stock (valued at $10.00 per share) (including 525,060 shares of Company common stock which are redeemable for cash at any time in the sole discretion of the Company for a price of $10.00 per share). The shares not subject to a redemption right were subject to transfer restrictions for one year. In addition, approximately $3.6 million in cash and 242,200 shares of Company common stock were deposited into escrow for a period of up to one year to cover certain indemnification obligations of the eCivis Holders.

For the year ended December 31, 2019, the Company recorded a measurement period adjustment for the increase in aggregate consideration of $0.5 million relating to the settlement of the working capital adjustment in accordance with the eCivis Agreement and the eCivis Letter Agreement.

Open Counter Acquisition

Under the Open Counter acquisition agreement (the “Open Counter Agreement”) and the related letter agreement (the “Open Counter Letter Agreement”), at Closing, the Company acquired Open Counter for aggregate consideration of approximately $9.7 million in cash and 1,580,990 shares of Company common stock (valued at $10.00 per share) that were issued to the holders of Open Counter capital stock (the “Open Counter Holders”) (including 100,000 shares of Company common stock which have subsequently been redeemed for a promissory note at the sole discretion of the Company within seven days of the Closing (the “OC Redeemable Shares”). Such promissory note would bear interest at a rate of 8% per annum in the first year after issuance and 10.0% per annum thereafter (subject to an increase of 1% for each additional 6 months that has elapsed without full payment of such note(s))). The shares that were not subject to a redemption right are subject to transfer restrictions for one year. In addition, approximately $1.3 million in cash and 164,554 shares of Company common stock were deposited into escrow for a period of one year to cover certain indemnification obligations of the Open Counter Holders.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Questica Acquisition

Under the Questica acquisition agreement (the “Questica Agreement”) and the related letter agreement (the “Questica Letter Agreement”), at Closing, the Company indirectly acquired Questica for aggregate consideration of approximately $44.4 million in cash and an aggregate of 2,600,000 Class A exchangeable shares in the capital stock of Questica Exchangeco, which is exchangeable into shares of the Company’s common stock, and 1,000,000 Class B shares in the capital stock of Questica Exchangeco, which is not exchangeable into shares of Company common stock, that were issued to the holders of Questica capital stock (the “Questica Holders”). In accordance with the Questica Shareholder Agreement, dated as of February 12, 2019, by and among the Company and certain Questica Holders (the “Questica Shareholder Agreement”), 500,000 Class C exchangeable shares in the capital stock of Questica Exchangeco had been redeemable at the sole discretion of the Company at any time for $5.0 million plus all accrued and unpaid dividends, and may be exchanged for shares of Company common stock beginning on the sixty-first day following the Closing for a number of shares of Company common stock equal to $5.0 million plus accrued and unpaid dividends divided by the lesser of (i) $10.00 or (ii) the 5-day volume weighted average price (“VWAP”) at the time of exchange. In June 2019, these shares were redeemed for 500,000 shares of the Company common stock at the market price of $7.72, or $3.9 million, and transferred to permanent equity, and $1.3 million of cash. The incremental $0.2 million above the stated redemption price was recorded as a deemed dividend in the accompanying condensed consolidated financial statements. The Class A exchangeable shares in the capital stock of Questica Exchangeco were subject to transfer restrictions for one year. In addition, approximately $0.1 million in cash and 800,000 of the exchangeable shares described above were deposited into escrow for a period of one year to cover certain indemnification obligations of the Questica Holders.

Sherpa Acquisition

Under the Sherpa acquisition agreement (the “Sherpa Agreement”) and the related letter agreement (the “Sherpa Letter Agreement”), at Closing, the Company indirectly acquired Sherpa for aggregate consideration of approximately $4.2 million in cash and 100,000 shares of Company common stock (valued at $10.00 per share) all of which are redeemable for a promissory note bearing interest equal to 5.5% per annum in the first year subsequent to issuance and 8.0% per annum thereafter at the sole discretion of the Company within seven days of the Closing. In addition, approximately $0.9 million in cash was deposited into escrow for a period of one year to cover certain indemnification obligations of the Sherpa Holders.

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Note 5. Intangible Assets

The Company recognized goodwill and certain identifiable intangible assets in connection with business combinations. See Note 4. Identifiable intangible assets consist of the following as of June 30, 2020 for the Successor (in thousands):

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents / Developed Technology	$60,084	$(10,241)	$49,843
Trade Names / Trademarks	16,348	(2,414)	13,934
Customer Relationships	51,003	(6,942)	44,061
Non-Compete Agreements	1,162	(527)	635
Total Intangibles	$128,597	$(20,124)	$108,473

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents / Developed Technology	$60,084	$(6,496)	$53,588
Trade Names / Trademarks	16,348	(1,579)	14,769
Customer Relationships	51,003	(4,400)	46,603
Non-Compete Agreements	1,162	(334)	828
Total Intangibles	$128,597	$(12,809)	$115,788

Amortization expense recognized by the Company related to intangible assets for the six months ended June 30, 2020 and the 2019 Successor Period was $7.3 million and $5.6 million, respectively. Amortization expense recognized during the 2019 Predecessor Period was $0.03 million.

The estimated aggregate future amortization expense for intangible assets is as follows (in thousands):

Six months ended December 31, 2020	$7,366
Year ended December 31, 2021	14,611
Year ended December 31, 2022	14,276
Year ended December 31, 2023	14,224
Year ended December 31, 2024	14,263
Thereafter	43,733
$108,473

Note 6. Related Party Transactions

Convertible Note

On August 8, 2018, GTY Cayman issued the Convertible Note to GTY Investors, LLC (the “Sponsor”), pursuant to which GTY Cayman was able to borrow up to $1 million from the Sponsor from time to time. The Convertible Note does not bear interest. The Sponsor has the option to convert any amounts outstanding under the Convertible Note, up to $1.0 million in the aggregate, into warrants at a conversion price of $1.50 per warrant. The terms of such warrants will be identical to the private placement warrants. During the period ended March 31, 2019, GTY drew down $0.4 million on the Convertible Note, resulting in $1.0 million principal amount outstanding. The $1.0 million principal amount was offset

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

against amounts due from the Sponsor (see “Agreements and Arrangements with Certain Institutional Investors”) and, as of June 30, 2020, there was no amount outstanding under the Convertible Note.

Agreements and Arrangements with Certain Institutional Investors

On February 13, 2019, GTY Cayman, the Sponsor, William D. Green, Joseph M. Tucci and Harry L. You (Messrs. Green, Tucci and You, collectively, the “Founders”) entered into agreements and arrangements with certain institutional investors pursuant to which a total of 1,500,000 Class A Ordinary Shares of GTY Cayman were not redeemed in connection with the business combination (the “Outstanding Cayman Shares”). The holder of Outstanding Cayman Shares which were converted into shares of the Company’s common stock on the Closing Date on a one-for-one basis is entitled to put such shares to the Sponsor and the Founders for a purchase price equal to the price at which GTY Cayman redeemed Class A Ordinary Shares in connection with the business combination, $10.29 (the “redemption price”), payment of such purchase price is guaranteed by the Company, and to receive from the Company a cash payment, if and to the extent necessary, but not to exceed $250,000, in order to provide such shareholder with at least a 5% return on such shares above the redemption price. With respect to 1,000,000 of the Outstanding Cayman Shares, GTY Cayman engaged a broker-dealer to facilitate the purchase of the Outstanding Cayman Shares by an institutional investor prior to the Closing for $9.90 per share and agreed to pay such broker-dealer an amount per share in cash equal to the difference between the redemption price and $9.90. In addition, the Sponsor and the Founders entered into agreements prior to the Closing pursuant to which they were obligated to reimburse the holders of an additional 1,942,953 Class A Ordinary Shares that were not redeemed in connection with the business combination (the “Outstanding Class A Shares”) for losses that may be incurred upon the sale of the Outstanding Class A Shares within a specified period following the Closing, up to an agreed-upon limit, and the Company has agreed to guarantee such reimbursement obligations of the Sponsor. During the Q1 2019 Successor Period, the Company, on behalf of the Sponsor, paid $4.0 million for losses incurred upon the sale of the Outstanding Class A Shares and, in turn, the Company reduced its convertible note liability for $1.0 million (see “Convertible Note”). During the year ended December 31, 2019, the Sponsor reimbursed the Company for the remaining $3.0 million for such losses on the Outstanding Class A Shares. As of June 30, 2020, such shares are no longer guaranteed by the Founders or the Company.

Note 7. Share-Based Compensation

Stock Options

In connection with the Acquisition, the Company adopted a stock option plan and issued 408,667 stock options to employees. The total fair value of the stock options at the grant date was $3.6 million.

A summary of stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Total
	Number of	Exercise	Life (in	Intrinsic
	Shares	Price	years)	Value
Outstanding as of December 31, 2019	274,559	$2.14	7.9	$1,293
Granted	—	—	—	—
Exercised	(8,080)	1.16
Forfeited/expired	(14,708)	1.16
Outstanding as of June 30, 2020	251,771	$2.23	7.5	$1,163
Options vested and exercisable	136,626	$2.21	7.4	$634

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

For the three months and six months ended June 30, 2020, three months ended June 30, 2019 and the period from February 19, 2019 to June 30, 2019, the Company recorded approximately $0.2 million, $0.3 million, $1.5 million and $2.1 million, respectively, of share-based compensation expense related to the options. As of June 30, 2020, the Company has $0.7 million of unrecognized share-based compensation cost to be recognized over 24 months.

Restricted Stock Units

Since the Acquisition, the Company has issued 6,172,331 restricted stock units (“RSUs”) to employees. A portion of the RSUs will vest in ratable annual installments over either two or four years, as applicable, from the grant date, and the remaining RSUs will vest subject to the achievement of certain performance conditions over a three-year performance period, in each case, assuming continuous service by the employees through the applicable vesting dates.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

A summary of the Company's restricted stock units and related information is as follows:

		Weighted Average
	Number of Units	Grant Price
Unvested as of as of December 31, 2019	3,278,324	$6.55
Granted	2,692,155	6.01
Vested	(644,645)	5.43
Forfeited/expired	(1,992,682)	5.64
Unvested as of June 30, 2020	3,333,152	$6.58

For the three and six months ended June 30, 2020, three months ended June 30, 2019 and the period from February 19, 2019 to June 30, 2019 the Company recorded approximately $0.9 million, $4.0 million, $0.2 million, and $0.2 million, respectively, of share-based compensation expense related to the RSUs. As of June 30, 2020, the Company had unrecognized share-based compensation expense related to all unvested restricted stock units of $14.4 million. The weighted average remaining contractual term of unvested RSUs is approximately 1.8 years at June 30, 2020.  946,746 of the unvested RSUs contain performance conditions subject to achieving segment specific revenue and profitability metrics.

Note 8. Leases

The Company leases office space under agreements classified as operating leases that expire on various dates through 2030. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. Variable expenses generally represent the Company’s share of the landlord’s operating expenses.

At June 30, 2020, the Company had right of use assets of approximately $5.0 million and operating lease liabilities of approximately $5.3 million, which are included in the condensed consolidated balance sheet.

The Company purchases kiosks that are funded by financing leases that expire on various dates through 2023.  At June 30, 2020, the Company had financing lease liabilities of approximately $1.0 million.

The following summarizes quantitative information about the Company’s operating leases (dollars in thousands):

Three Months Ended June 30, 2020:

	Bonfire	CityBase	eCivis	Questica	Total
Operating leases
Fixed lease cost	$105	$153	$77	$156	$491
Variable lease cost	—	—	—	—	—
Operating lease expense	105	153	77	156	491
Short-term lease rent expense	—	—	—	—	—
Total operating lease expense	$105	$153	$77	$156	$491

	Bonfire	CityBase	eCivis	Questica	Total
Operating cash outflows from operating leases	$106	$165	$77	$73	$421
Right-of-use assets exchanged for operating lease liabilities	$—	$—	$—	$—	$—
Weighted-average remaining lease term – operating leases	2.0	1.4	1.9	10.4	6.2
Weighted-average discount rate – operating leases	9.9%	10.0%	8.0%	4.8%	6.8%

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Six Months Ended June 30, 2020:

	Bonfire	CityBase	eCivis	Questica	Total
Operating leases
Fixed lease cost	$211	$305	$154	$370	$1,040
Variable lease cost	—	—	—	—	—
Operating lease expense	211	305	154	370	1,040
Short-term lease rent expense	—	—	—	—	—
Total operating lease expense	$211	$305	$154	$370	$1,040

	Bonfire	CityBase	eCivis	Questica	Total
Operating cash outflows from operating leases	$214	$329	$154	$173	$870
Right-of-use assets exchanged for operating lease liabilities	$—	$—	$—	$—	$—
Weighted-average remaining lease term – operating leases	2.0	1.4	1.9	10.4	6.2
Weighted-average discount rate – operating leases	9.9%	10.0%	8.0%	4.8%	6.8%

As of June 30, 2020, future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

	Bonfire	CityBase	eCivis	Questica	Total
Six months ended December 31, 2020	$222	$333	$154	$197	$906
Year Ended December 31, 2021	448	458	309	394	1,609
Year Ended December 31, 2022	228	—	128	396	752
Year Ended December 31, 2023	—	—	—	353	353
Year Ended December 31, 2024	—	—	—	338	338
Thereafter	—	—	—	2,325	2,325
Total	898	791	591	4,003	6,283
Less present value discount	(81)	(53)	(49)	(840)	(1,023)
Operating lease liabilities	$817	$738	$542	$3,163	$5,260

Note 9. Term Loans

On February 14, 2020, the Company entered into an unsecured term loan credit facility that provides for borrowing of term loans in an aggregate principal amount of $12.0 million.  The credit facility has a maturity date of twelve months from the borrowing date of the term loans.  On the closing date, the Company fully drew on the credit facility net of deferred issuance costs of $0.7 million.  The $0.7 million of deferred issuance costs included $0.4 million of fees to be applied against interest and $0.3 million of other issuance costs.  Amounts outstanding under the credit facility bear interest from the date the term loans were first made until the last day of the fiscal month immediately following the six month anniversary of such initial borrowing date at a rate per annum equal to twelve percent.  Commencing on the first day of each fiscal month thereafter, the interest rate has increased and shall increase by one percent per annum until the term loans have been paid in full and all commitments under the credit agreement have terminated.

For the six months ended June 30, 2020, the Company recognized approximately $0.6 million of interest expense under the credit facility and amortized approximately $0.2 million of debt issuance costs.  At June 30, 2020, the Company had approximately $0.3 of accrued interest which is included in accounts payable and accrued expenses in the condensed consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

In April and May 2020, the Company’s subsidiaries CityBase, eCivis, and Sherpa received $2.0 million, $0.9 million and $0.2 million, respectively, in loan proceeds from the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”) of the United States government.  This program was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which was created to provide fast and direct economic assistance for American workers and families, small businesses, and preserves jobs for American industries.  The Company is using the funds to support the compensation expenses related to its US employees. These loans mature two years from the date of issuance and accrue interest at a rate of one percent per annum.

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

As of June 30, 2020, and December 31, 2019, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

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

In connection with the Subscription Agreements, immediately prior to the Closing, the Sponsor surrendered to GTY Cayman for cancellation (at no cost to GTY Cayman) 231,179 Class B ordinary shares, which have been retroactively adjusted in the accompanying statement of shareholders’ equity, and sold 500,000 private placement warrants held by it to an accredited investor in a private placement for an aggregate of $0.3 million or $0.50 per warrant (which was $1.00 per warrant less than the price originally paid for such warrants).

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

Shares issued in the Acquisition

As part of the consideration for the Acquisition, the Company issued (a) 11,973,154 shares of common stock (as adjusted by the Measurement Period Adjustment – see below), of which 3,937,907 were redeemable at the option of the Company (the “Acquisition Redemption Shares”), (b) 2.6 million Class A and 0.5 million Class C shares (the “Class C Shares”) of Questica Exchangeco (the “Questica Shares”) and 2,161,741 shares of Bonfire Exchangeco shares (collectively, the “Exchange Shares”) that are exchangeable into an equal number of common stock of the Company. The Exchange Shares are recorded as shares of common stock of the Company. The Company also issued 1,000,000 Class B shares of Questica

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Shares which are not exchangeable for common stock and thus have no value. The shares issued as consideration in the Acquisition were valued at $10 per share in the accompanying condensed consolidated financial statements.

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

Preferred Shares – GTY is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of June 30, 2020, there were no preferred shares issued or outstanding.

Warrants

At June 30, 2020, there were a total of 27,093,334 warrants outstanding. The warrants were originally sold as part of the units offered in the IPO. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants.

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

	GTY	Bonfire	CityBase	eCivis	OpenCounter	Questica	Sherpa	Total
Successor
Three Months Ended June 30, 2020
Total revenue	$—	$1,747	$2,155	$1,488	$625	$4,013	$1,136	$11,164
Cost of goods sold	—	359	1,660	731	145	816	683	4,394
Income (loss) from operations	(1,414)	(1,038)	(4,111)	(976)	(486)	347	(123)	(7,801)

Successor
Three Months Ended June 30, 2019
Total revenue	$—	$785	$2,147	$1,154	$395	$2,359	$1,406	$8,246
Cost of goods sold	—	259	1,318	427	122	550	255	2,931
Income (loss) from operations	(1,307)	(3,864)	(4,559)	(768)	(507)	(708)	466	(11,247)

Successor
Six Months Ended June 30, 2020
Total revenue	$—	$3,403	$4,054	$2,953	$1,238	$7,930	$2,862	$22,440
Cost of goods sold	—	751	3,130	1,453	284	1,682	1,621	8,921
Income (loss) from operations	(6,932)	(3,151)	(10,463)	(2,426)	(1,374)	(37)	62	(24,321)

Successor
February 19, 2019 through June 30, 2019
Total revenue	$—	$1,211	$3,083	$1,562	$522	$3,228	$1,674	$11,280
Cost of goods sold	—	366	2,211	633	158	813	326	4,507
Loss from operations	(19,548)	(6,277)	(8,467)	(1,902)	(749)	(12,074)	(2,698)	(51,715)

Successor
January 1, 2019 through February 18, 2019
Total revenue	$—	$593	$820	$673	$298	$1,913	$631	$4,928
Cost of goods sold	—	124	746	267	51	296	130	1,614
Income (loss) from operations	—	(741)	(1,499)	(265)	46	550	354	(1,555)

Successor
As of June 30, 2020
Goodwill	$—	$68,744	$88,327	$47,140	$21,956	$57,971	$2,497	$286,635
Assets	23,878	92,017	116,189	57,592	28,233	101,116	9,660	428,685

Successor
As of December 31, 2019
Goodwill	$—	$68,744	$88,327	$47,140	$21,956	$57,971	$2,497	$286,635
Assets	25,899	92,803	122,851	59,456	29,995	97,013	6,376	434,393

Revenues from North America customers accounted for greater than 90% of the Company’s revenues for the periods presented.

Note 13. Subsequent Events

The Company has evaluated events from June 30, 2020 through the date the financial statements were issued. There were no subsequent events that need disclosure.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 13, 2020. Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report for the quarter ended March 31, 2020 and elsewhere in this Form 10-Q. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

The Acquisition was accounted for as a business combination under GAAP and resulted in a change in accounting basis as of the date of the Acquisition. As a result, our condensed consolidated financial statements for the period beginning on February 19, 2019 are presented on a different basis than that for the periods before February 19, 2019, and therefore are not comparable. As a result of the application of the acquisition method of accounting, our condensed consolidated financial statements and certain presentations are separated into two distinct periods to indicate the different ownership and accounting basis between the periods presented: (i) the period before the consummation of the Acquisition, which includes the period from January 1, 2019 to the Closing Date (“2019 Predecessor Period”), and (ii) the periods on and after the consummation of the acquisition, which includes the period including and after the Closing Date to June 30, 2019 (“2019 Successor Period”), and the three months and six months ended June 30, 2020.

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

Revenues from subscription, support and maintenance comprised approximately 72% of total revenues for the six months ended June 30, 2020.

Professional services.     Our professional services contracts generate revenues on a time and materials or fixed fee basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 25% of total revenues for the six months ended June 30, 2020.

License. Revenues from distinct licenses are recognized upfront when the software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised approximately 3% of total revenues for the six months ended June 30, 2020.

Asset sales. Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the client and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. Revenues from asset sales comprised less than 1% of total revenues for the six months ended June 30, 2020.

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

The Acquisition resulted in the following principal impacts for the period subsequent to the Acquisition date:

●	A reduction in revenues in the six months ended June 30, 2020 and the 2019 Successor Period as a result of the contract liabilities at the Acquisition date being recorded at fair value, an amount less than its then carrying value;
●	Increased amortization expense resulting from recording of intangible assets at fair value. We record amortization of acquired developed technology in cost of revenues, amortization of customer relationships in sales and marketing expenses, and amortization of covenants not to compete and tradename intangible assets in general and administrative expenses;
●	Contingent consideration issued as part of the Acquisition was recorded at fair value each period with changes in fair value recorded in general and administrative costs; and
●	Transaction costs were expensed as incurred as a separate line item in our condensed consolidated statement of operations;

We believe reviewing our operating results by combining the results of the 2019 Predecessor Period and 2019 Successor Period (“S/P Combined Period”) is more useful in discussing our overall operating performance when compared to the six months ended June 30, 2020.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Total revenues

Our total revenues were $11.2 million for the three months ended June 30, 2020. Excluding the $0.1 million impact of purchase accounting, our total non-GAAP revenues for the three months ended June 30, 2020 was $11.3 million compared to $9.9 million for the three months ended June 30, 2019, representing a 14% increase. This increase was driven by an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers. The change in revenues for each operating segment is due to the following (in thousands, except percentages):

	Generally Accepted Accounting Principles (“GAAP”)				Non-GAAP
	Total	Total	Increase /	Increase /	Total	Total	Increase /	Increase /
	Revenues	Revenues	(Decrease)	(Decrease)	Revenues	Revenues	(Decrease)	(Decrease)
	2020	2019	in Dollars	in %	2020	2019	in Dollars	in %
Bonfire	$1,747	$785	$962	123%	$1,761	$1,121	$640	57%
CityBase	2,155	2,147	8	0%	2,289	2,302	(13)	(1)%
eCivis	1,488	1,154	334	29%	1,493	1,505	(12)	(1)%
Open Counter	625	395	230	58%	625	582	43	7%
Questica	4,013	2,359	1,654	70%	4,006	2,986	1,020	34%
Sherpa	1,136	1,406	(270)	(19)%	1,136	1,449	(313)	(22)%
Total	$11,164	$8,246	$2,918	35%	$11,310	$9,945	$1,365	14%

Total cost of revenues

Our total cost of revenues for the three months ended June 30, 2020 increased primarily as a result of headcount additions to support our revenue growth and share-based compensation resulting from the grant of restricted stock units. The change in cost of revenues for each operating segment is due to the following (in thousands, except percentages):

	Total Cost of	Total Cost of	Increase /	Increase /
	Revenues	Revenues	(Decrease)	(Decrease)
	2020	2019	in Dollars	in %
Bonfire	$359	$259	$100	39%
CityBase	1,660	1,318	342	26%
eCivis	731	427	304	71%
Open Counter	145	122	23	19%
Questica	816	550	266	48%
Sherpa	683	255	428	168%
Total	$4,394	$2,931	$1,463	50%

Bonfire

Bonfire’s total cost of revenues increased primarily due to a $0.1 million or 23% increase in salaries and benefits. The increase in salaries and benefits was primarily driven by a 14% increase in average headcount from June 30, 2019 to June 30, 2020. Hosting tools and services were materially consistent with the comparative year-over-year period.

CityBase

CityBase’s total cost of revenues increased primarily due to a $0.3 million increase in expenses incurred by third-party contractors.

eCivis

eCivis’ total cost of revenues increased primarily due to a $0.3 million or 80% increase in salaries and benefits.  The increase in salaries and benefits was primarily driven by a 41% increase in average headcount from June 30, 2019 to June 30, 2020 to support its professional services backlog.

Open Counter

Open Counter’s total cost of revenues was materially consistent year-over-year.

Questica

Questica’s total cost of revenues increased due primarily due to a $0.2 million or 49% increase in salaries and benefits.  The increase in salaries and benefits was primarily driven by a 59% increase in average headcount from June 30, 2019 to June 30, 2020 to support its professional services backlog.

Sherpa

Sherpa’s total cost of revenues increased due primarily to due to a $0.4 million increase in salaries and benefits.

Operating expenses (sales and marketing, general and administrative, and research and development)

Our operating expenses (including sales and marketing, general and administrative and research and development expenses) for the three months ended June 30, 2020 have decreased due primarily to the restructuring plan implemented in March of 2020. The change in operating expenses for each operating segment is due to the following (in thousands, except percentages):

	Total	Total
	Operating	Operating	Increase /	Increase /
	Expenses	Expenses	(Decrease)	(Decrease)
	2020	2019	in Dollars	in %
Bonfire	$1,763	$3,743	$(1,980)	(53)%
CityBase	3,236	3,743	(507)	(14)%
eCivis	1,406	1,132	274	24%
Open Counter	667	477	190	40%
Questica	1,848	1,625	223	14%
Sherpa	466	451	15	3%
Corporate	1,345	3,799	(2,454)	(65)%
Total	$10,731	$14,970	$(4,239)	(28)%

Bonfire

Bonfire’s total operating expense decreased due primarily to a $1.3 million or 54% decrease in sales in marketing expenses, a $0.4 million or 66% decrease in research and development expenses and a $0.3 million or 38% decrease in general and administrative expenses.  The decrease in sales and marketing expenses was due primarily to a $1.4 million decrease in share-based compensation due to the options issued as part of the Acquisition.  The decrease in research and development expenses was primarily due to a $0.3 million increase in capitalized internal-use software and a $0.1 million decrease in share-based compensation expense.  The decrease in general and administrative expenses was primarily due to a decrease in share-based compensation expense.

CityBase

CityBase’s total operating expense decreased due primarily to a $0.5 million or 31% decrease in research and development expenses,  a $0.3 million or 19% decrease in general and administrative expenses and offset by a $0.3 million or 65% increase in sales and marketing.  The decrease in research and development expenses was primarily due to a $0.5 million or 28% decrease in salaries and wages.  The decrease in salaries and wages was due primarily to a 23% decrease in average headcount from June 30, 2019 to June 30, 2020. The decrease in general and administrative expenses is due primarily to a $0.1 million decrease in legal fees and a $0.1 million decrease in travel largely due to the COVID pandemic.  The increase in sales and marketing was due primarily to a $0.4 million or 120% increase in salaries and wages.  The increase in salaries and wages was due primarily to a 75% increase in average headcount from June 30, 2019 to June 30, 2020.

eCivis

eCivis’ total operating expense increased primarily due to a $0.2 million or 71% increase in general and administrative expenses. The increase in general and administrative costs was primarily driven by a $0.1 million increase in share-based compensation associated with the issuance of restricted stock units and a $0.1 million or 53% increase in salaries and benefits driven by a 40% increase in average headcount between June 30, 2019 and June 30, 2020.

Open Counter

Open Counter’s total operating expense increased primarily due to a $0.2 million increase in sales and marketing expense driven by a $0.2 million increase in salaries and benefits.  The increase in salaries and benefits was driven by a 700% increase in average sales and marketing headcount from June 30, 2019 to June 30, 2020.

Questica

Questica’s total operating expenses increased primarily due to a $0.1 million or 14% increase in sales and marketing expenses and a $0.1 million or 19% increase in general and administrative expenses. The increase in sales and marketing and general and administrative expenses was primarily driven by a $0.2 million increase in share-based compensation associated with the issuance of restricted stock units.

Sherpa

Sherpa’s total operating expenses was materially consistent year-over-year.

Corporate

Corporate expenses are primarily comprised of outside services including legal, accounting and consulting fees, payroll and related expenses, corporate insurance, and share-based compensation.  Corporate expenses decreased by $2.5 million due primarily to a $1.2 million decrease in legal fees, a $0.6 million decrease in accounting and consulting fees, a $0.6 million decrease in share-based compensation, and a $0.1 million decrease in salaries and wages.  The decrease in share-based compensation and salaries and wages is due primarily to a 50% decrease in average headcount from June 30, 2019 to June 30, 2020.

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

Restructuring costs

On March 30, 2020, the Company implemented a global restructuring plan which resulted in an approximate 10% reduction of the Company’s workforce.  This action was intended to streamline the Company’s operational reporting and reduce operating cash outflows.  The Company recorded pre-tax restructuring charges of approximately $3.7 million which is comprised of one-time employee termination benefits paid over a weighted average period of approximately 10 months.

Change in fair value of contingent consideration

The change in fair value of contingent consideration consists of any adjustments to the contingent consideration liability since the Acquisition.

Other income (expense)

Interest income (expense)

Interest income (expense) is primarily comprised of the investments held by GTY Corporate offset by interest under our credit facility executed in February 2020.

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

Six Months Ended June 30, 2020 Compared to the Successor/Predecessor (“S/P”) Combined Period

Total revenues

Our total revenues were $22.4 million for the six months ended June 30, 2020. Excluding the $0.5 million impact of purchase accounting, our total non-GAAP revenues for the six months ended June 30, 2020 was $22.9 million compared to $18.8 million for the S/P Combined Period, representing a 22% increase. This increase was driven by an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers. The change in revenues for each operating segment is due to the following (in thousands, except percentages):

	Generally Accepted Accounting Principles (“GAAP”)						Non-GAAP
		February 19,	January 01,
		2019	2019
	Total	through	through	Total	Increase /	Increase /	Total	Total	Increase /	Increase /
	Revenues	June 30,	February 18,	Revenues	(Decrease)	(Decrease)	Revenues	Revenues	(Decrease)	(Decrease)
	2020	2019	2019	2019	in Dollars	in %	2020	2019	in Dollars	in %
Bonfire	$3,403	$1,211	$593	$1,804	$1,599	89%	$3,426	$2,188	$1,238	57%
CityBase	4,054	3,083	820	3,903	151	4%	4,321	4,125	196	5%
eCivis	2,953	1,562	673	2,235	718	32%	2,973	2,765	208	8%
Open Counter	1,238	522	298	820	418	51%	1,238	1,110	128	12%
Questica	7,930	3,228	1,913	5,141	2,789	54%	8,081	6,230	1,851	30%
Sherpa	2,862	1,674	631	2,305	557	24%	2,862	2,361	501	21%
Total	$22,440	$11,280	$4,928	$16,208	$6,232	38%	$22,901	$18,779	$4,122	22%

Total cost of revenues

Our total cost of revenues for the six months ended June 30, 2020 increased primarily as a result of headcount additions to support our revenue growth and share-based compensation resulting from the grant of restricted stock units. The change in cost of revenues for each operating segment is due to the following (in thousands, except percentages):

`		February 19,	January 01,
	Total Cost	2019	2019	Total Cost
	of	through	through	of	Increase /	Increase /
	Revenues	June 30,	February 18,	Revenues	(Decrease)	(Decrease)
	2020	2019	2019	2019	in Dollars	in %
Bonfire	$751	$366	$124	$490	$261	53%
CityBase	3,130	2,211	746	2,957	173	6%
eCivis	1,453	633	267	900	553	61%
Open Counter	284	158	51	209	75	36%
Questica	1,682	813	296	1,109	573	52%
Sherpa	1,621	326	130	456	1,165	255%
Total	$8,921	$4,507	$1,614	$6,121	$2,800	46%

Bonfire

Bonfire’s total cost of revenues increased primarily due to a $0.1 million or 26% increase in salaries and benefits and a $0.1 million increase in share-based compensation expense associated with the issuance of restricted stock units. The increase in salaries and benefits was primarily driven by a 16% increase in average headcount from June 30, 2019 to June 30, 2020. Hosting tools and services were materially consistent with the comparative year-over-year period.

CityBase

CityBase’s total cost of revenues was materially consistent year-over-year.

eCivis

eCivis’ total cost of revenues increased primarily due to a $0.5 million or 72% increase in salaries and benefits.  The increase in salaries and benefits was primarily driven by a 33% increase in average headcount from June 30, 2019 to June 30, 2020 to support its professional services backlog.

Open Counter

Open Counter’s total cost of revenues increased primarily due to a $0.1 million increase in salaries and benefits.  The increase in salaries and benefits was primarily driven by a 33% increase in average headcount from June 30, 2019 to June 30, 2020.

Questica

Questica’s total cost of revenues increased due primarily to a $0.5 million increase in salaries and benefits and $0.1 million increase in share-based compensation resulting from the issuance of restricted stock units.  The increase in salaries and benefits was primarily driven by a 52% increase in average headcount from June 30, 2019 to June 30, 2020 to support its professional services backlog.

Sherpa

Sherpa’s total cost of revenues increased due primarily to a $0.8 million increase in salaries and benefits, a $0.1 million increase in share-based compensation expense and a $0.2 million in third-party royalties.

Operating expenses (sales and marketing, general and administrative, and research and development)

Our operating expenses (including sales and marketing, general and administrative and research and development expenses) for the six months ended June 30, 2020 have increased due primarily to increases in headcount resulting from growth in the business. The change in operating expenses for each operating segment is due to the following (in thousands, except percentages):

		February 19,	January 01,
		2019	2019
	Operating	through	through	Operating	Increase /	Increase /
	Expenses	June 30,	February 18,	Expenses	(Decrease)	(Decrease)
	2020	2019	2019	2019	in Dollars	in %
Bonfire	$4,319	$5,371	$1,178	$6,549	$(2,230)	(34)%
CityBase	8,255	5,160	1,518	6,678	1,577	24%
eCivis	3,275	1,628	575	2,203	1,072	49%
Open Counter	1,604	674	202	876	728	83%
Questica	4,408	2,462	1,103	3,565	843	24%
Sherpa	897	636	147	783	114	15%
Corporate	4,074	4,243	—	4,243	(169)	(4)%
Total	$26,832	$20,174	$4,723	$24,897	$1,935	8%

Bonfire

Bonfire’s total operating expenses decreased due to a $1.2 million or 32% decrease in sales and marketing expenses, a $0.7 million or 41% decrease in general and administrative expenses, and a $0.3 million or 29% decrease in research and development expenses.  The decrease in sales and marketing expenses and general and administrative expenses were primarily driven by a $0.8 million and $0.6 million decrease, respectively, in share-based compensation associated with the issuance of stock options from the Acquisition.  The decrease in research and development expenses was primarily driven by a $0.3 million decrease increase in capitalization of internal-use software associated with the development of new products.

CityBase

CityBase’s total operating expenses increased due to a $1.2 million or 149% increase in sales and marketing expenses, a $0.7 million or 28% increase in general and administrative expenses and offset by a $0.4 million or 11% decrease in research and development expenses.  The increase in sales and marketing was due to a $0.6 million increase in salaries and wages and a $0.5 million increase in share-based compensation expense.  The increase in salaries and wages was driven by a 74% increase in average headcount from June 30, 2019 to June 30, 2020 and the increase share-based compensation expense was due to the issuance of restricted stock units.  The $0.7 million increase in general and administrative expenses was due primarily by a $1.1 million increase in share-based compensation expense, offset largely by a decrease in third-party costs.  The $0.4 million decrease in research and development expenses was due primarily to a $0.4 million decrease in salaries and wages driven by a 12% decrease in average headcount from June 30, 2019 to June 30, 2020.  The decrease in headcount was attributable to the March 2020 restructuring.

eCivis

eCivis total operating expenses increased due to a $0.6 million or 89% increase in general and administrative expenses, a $0.3 million or 46% increase in sales and marketing expenses, and a $0.1 million or 13% increase in research and development expenses.  The increase in general and administrative expenses was due to a $0.3 million increase in share-based compensation and a $0.1 million increase in salaries and wages and recruiting fees each.  The increase in sales and marketing expenses was due primarily to a $0.4 million increase in salaries and wages driven by a 48% increase in average headcount from June 30, 2019 to June 30, 2020.  The increase in research and development expenses was due primarily to a $0.1 million increase in salaries and wages driven by a 10% increase in average headcount from June 30, 2019 to June 30, 2020.

Open Counter

Open Counter’s total operating expenses increased due to a $0.6 million increase in sales and marketing expenses driven by a $0.6 million increase in salaries and wages.  The increase in salaries and wages was driven by a 600% increase in average headcount from June 30, 2019 to June 30, 2020.

Questica

Questica’s total operating expenses increased due to a $0.4 million or 51% increase in general and administrative expenses, a $0.3 million or 19% increase in sales and marketing expenses, and a $0.1 million or 12% increase in research and development expenses.  These increases were largely driven by a $0.2 million, $0.2 million and $0.1 million increase in share-based compensation associated with the issuance of restricted stock units.  General and administrative expenses also increased due to a 82% increase in average headcount from June 30, 2019 to June 30, 2020.

Sherpa

Sherpa’s total operating expenses increased largely due to an increase in share-based compensation expense associated with the issuance of restricted stock units.

Corporate

Corporate expenses decreased by $0.2 million due to a $0.9 million decrease in legal fees and a $0.4 million decrease in accounting and consulting fees offset by a $0.7 million increase in salaries and wages and a $0.5 million increase in share-based compensation expense.  The increase in salaries and wages was due to a 31% increase in average headcount from June 30, 2019 to June 30, 2020 and the increase in share-based compensation is due to the issuance of restricted stock units.  The decrease in legal, accounting and consulting fees is largely due to operational efficiencies gained with the corporate hiring.

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

Restructuring costs

On March 30, 2020, the Company implemented a global restructuring plan which resulted in an approximate 10% reduction of the Company’s workforce.  This action was intended to streamline the Company’s operational reporting and reduce operating cash outflows.  The Company recorded pre-tax restructuring charges of approximately $3.7 million which is comprised of one-time employee termination benefits paid over a weighted average period of approximately 10 months.

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

Below is a reconciliation of non-GAAP revenues, non-GAAP gross profit and non-GAAP gross margin and non-GAAP loss from operations to their most directly comparable GAAP financial measures (in thousands, except percentages):

	Three Months Ended
	June 30,	March 31,	June 30,
	2020	2020	2019
Revenues	$11,164	$11,276	$8,246
Purchase accounting adjustment to revenue	146	315	1,699
Non-GAAP Revenues	$11,310	$11,591	$9,945

Gross Profit	$6,770	$6,749	$5,315
Purchase accounting adjustment to revenue	146	315	1,699
Share-based compensation	132	218	—
Non-GAAP Gross Profit	$7,048	$7,282	$7,014

Gross Margin	61%	60%	64%
Non-GAAP Gross Margin	62%	63%	71%

Loss from operations	$(7,801)	$(16,520)	$(11,247)
Purchase accounting adjustment to revenue	146	315	1,699
Amortization of intangibles	3,642	3,673	3,872
Share-based compensation	1,019	3,295	1,760
Acquisition costs	—	—	(2,280)
Restructuring charges	198	3,466	—
Change in fair value of contingent consideration	—	29	—
Non-GAAP Loss from operations	$(2,796)	$(5,742)	$(6,196)

	Six Months Ended June 30,
	2020	2019
Revenues - Successor Period	$22,440	$11,280
Revenues - Predecessor Period	—	4,928
Pro forma as Adjusted Revenues	22,440	16,208
Purchase accounting adjustment to revenue	461	2,571
Non-GAAP Pro forma as Adjusted Revenues	$22,901	$18,779

Gross Profit - Successor Period	$13,519	$6,773
Gross Profit - Predecessor Period	—	3,314
Pro forma as Adjusted Gross Profit	13,519	10,087
Purchase accounting adjustment to revenue	461	2,571
Share-based compensation	350	—
Non-GAAP Pro forma as Adjusted Gross Profit	$14,330	$12,658

Gross Margin - Successor Period	60%	60%
Gross Margin - Predecessor Period	N/A %	67%
Pro forma as Adjusted Gross Margin	60%	62%
Non-GAAP Pro forma as Adjusted Gross Margin	63%	67%

Loss from operations - Successor Period	$(24,321)	$(51,715)
Loss from operations - Predecessor Period	—	(1,555)
Pro forma as Adjusted Loss from operations	(24,321)	(53,270)
Purchase accounting adjustment to revenue	461	2,571
Amortization of intangibles	7,315	5,597
Share-based compensation	4,314	2,372
Acquisition costs	—	32,900
Restructuring charges	3,664	—
Change in fair value of contingent consideration	29	(37)
Non-GAAP Pro forma as Adjusted Loss from operations	$(8,538)	$(9,867)

Below is a reconciliation of non-GAAP revenues to revenues by operating segment (in thousands, except percentages):

	Three Months Ended June 30,
				Open			Total
	Bonfire	CityBase	eCivis	Counter	Questica	Sherpa	Revenues
Successor Revenues 2020	$1,747	$2,155	$1,488	$625	$4,013	$1,136	$11,164
Purchase accounting adjustment to revenues	14	134	5	—	(7)	—	146
Non-GAAP Revenues 2020	$1,761	$2,289	$1,493	$625	$4,006	$1,136	$11,310

Pro forma Revenues - S/P combined Period 2019	$785	$2,147	$1,154	$395	$2,359	$1,406	$8,246
Purchase accounting adjustment to revenues	336	155	351	187	627	43	1,699
Non-GAAP Pro forma as Adjusted Revenues 2019	$1,121	$2,302	$1,505	$582	$2,986	$1,449	$9,945

% change	57%	(1)%	(1)%	7%	34%	(22)%	14%

	Six Months Ended June 30,
				Open			Total
	Bonfire	CityBase	eCivis	Counter	Questica	Sherpa	Revenues
Successor Revenues 2020	$3,403	$4,054	$2,953	$1,238	$7,930	$2,862	$22,440
Purchase accounting adjustment to revenues	23	267	20	—	151	—	461
Non-GAAP Revenues 2020	$3,426	$4,321	$2,973	$1,238	$8,081	$2,862	$22,901

Pro forma Revenues - S/P combined Period 2019	$1,804	$3,903	$2,235	$820	$5,141	$2,305	$16,208
Purchase accounting adjustment to revenues	384	222	530	290	1,089	56	2,571
Non-GAAP Pro forma as Adjusted Revenues 2019	$2,188	$4,125	$2,765	$1,110	$6,230	$2,361	$18,779

% change	57%	5%	8%	12%	30%	21%	22%

Liquidity and Capital Resources

As of June 30, 2020, we had a cash balance of approximately $6.0 million. Through June 30, 2020, our liquidity needs were satisfied through proceeds from our initial public offering and funds held in the Trust Account (see Note 11-Shareholders’ Equity-to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q), proceeds from the PIPE Transaction (as defined below), proceeds from our June 2019 registered direct offering, proceeds from our February 2020 debt facility and loan proceeds from the Paycheck Protection Program.

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the unaudited condensed consolidated financial statements, we had an accumulated deficit of approximately $108.6 million at June 30, 2020, a net loss of approximately $23.6 million and approximately $14.3 million net cash used in operating activities for the six months ended June 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the Company’s industry and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (amounts in thousands):

	Successor		Predecessor
		February 19, 2019	January 1, 2019
	Six Months Ended	through	through
	June 30,	June 30,	February 18,
	2020	2019	2019
Net cash (used in) provided by operating activities	$(14,311)	$(43,972)	$284
Net cash (used in) provided by investing activities	$(2,253)	$38,013	$1,516
Net cash provided by (used in) financing activities	$14,273	$31,450	$(539)

Net Cash (Used in) Provided by Activities

Our net loss and cash flows from operating activities are significantly influenced by the Acquisition and our investments in headcount and infrastructure to support anticipated growth.

For the six months ended June 30, 2020, net cash used in operations was $14.3 million resulting from our net loss of $23.6 million and changes in operating assets and liabilities of $3.3 million, offset by net non-cash expenses of $12.6 million. The $12.6 million of non-cash expenses was comprised of $7.3 million of amortization of intangible assets acquired as a result of the Acquisition, $4.3 million from share-based compensation resulting from our issuance of stock options and restricted stock units and a $2.1 million loss on issuance of shares, offset by $(1.7) million of deferred tax benefits related to the tax and book basis difference on the amortization of intangible assets. The changes in operating assets and liabilities of $3.3 million was comprised primarily of a $1.9 million increase in accounts receivable, a $1.6 million decrease in accounts payable and a $1.2 million increase prepaid expenses, offset by a $2.1 million increase in contract and other long-term liabilities.

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

For the Predecessor Period, net cash provided by operations was $0.3 million resulting from our changes in operating assets and liabilities of $1.6 million and net non-cash expenses of $0.4 million offset by our net loss of $1.7 million. The $1.6 million of net cash flows provided as a result of changes in our operating assets and liabilities was primarily due to a $2.2 million decrease in accounts receivable resulting from seasonality in billings, offset by a $0.8 million decrease in accounts payable. The $0.4 million of non-cash expenses was primarily comprised of $0.2 million of depreciation of property and equipment.

Net Cash (Used in) Provided by Investing Activities

Our primary investing activities have consisted of investments in marketable securities and capital expenditures. In February 2019, we completed our Acquisition and the resulting cash flow impact is described below in the Successor Period.

For the six months ended June 30, 2020, cash used in investing activities was $2.3 million resulting largely from $1.9 million of capital expenditures associated with lease improvements and furniture purchases at Questica’s new facility.

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

Net Cash Provided By (Used in) Financing Activities

For the Successor Period, cash provided by financing activities was $14.3 million primarily due to $11.3 million of proceeds from the issuance of our term loan, net of issuance costs and $3.2 million of proceeds from loans provided under the Payment Protection Program, offset by $0.3 million in repayments of finance lease obligations and contingent consideration payments.

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

Contractual Obligations and Commitments

As of June 30, 2020, there were no significant changes to our contractual obligations from those presented as of December 31, 2019 in our Current Report on Form 10-K filed with the SEC on March 13, 2020.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

During the three months ended June 30, 2020, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Current Report Form 10-K filed with the SEC on March 13, 2020 for the year ended December 31, 2019.

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

With respect to the quarter ended June 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

None

Item 1A.Risk Factors

The reader should carefully consider, in connection with the other information in this Quarterly Report on Form 10-Q, the factors discussed in the section entitled “Risk Factors” of our 2019 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

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

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of August, 2020.

GTY TECHNOLOGY HOLDINGS INC.

/s/ TJ Parass
Name:	TJ Parass
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ John Curran
Name:	John Curran
Title:	Chief Financial Officer
(Principal Financial Officer)