Form 10-Q
period 2020-09-30
GTY Technology Holdings Inc.
filed 2020-11-05
CIK 1682325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, 53,540,266 shares of common stock, par value $0.0001 per share were outstanding.

GTY TECHNOLOGY HOLDINGS INC.

Form 10-Q

For the Quarter Ended September 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$6,218	$8,374
Accounts receivable, net	10,468	9,184
Prepaid expenses and other current assets	4,063	3,047
Total current assets	20,749	20,605

Property and equipment, net	5,603	3,185
Operating lease right of use assets	4,720	5,876
Intangible assets, net	104,790	115,788
Goodwill	286,635	286,635
Other assets	2,806	2,304
Total assets	$425,303	$434,393

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,310	$8,443
Contract liabilities - current portion	20,760	17,346
Finance lease liability - current portion	582	555
Operating lease liability - current portion	1,695	1,851
Contingent consideration - current portion	685	12,680
Term loans, net - current portion	11,727	—
Total current liabilities	42,759	40,875

Contract and other long-term liabilities	2,577	1,264
Deferred tax liability	17,867	20,276
Finance lease liability - less current portion	314	811
Operating lease liability - less current portion	3,264	4,311
Term loans, net	3,210	—
Contingent consideration - less current portion	41,230	41,233
Total liabilities	111,221	108,770

Commitments and contingencies

Shareholders’ equity:
Common stock	5	5
Exchangeable shares	54,445	45,681
Additional paid in capital	380,729	369,756
Accumulated other comprehensive income	683	370
Treasury stock	(5,174)	(5,174)
Accumulated deficit	(116,606)	(85,015)
Total shareholders' equity	314,082	325,623
Total liabilities and shareholders’ equity	$425,303	$434,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Amounts in thousands, except per share amounts)

	Successor				Predecessor
				February 19, 2019	January 1, 2019
	Three Months Ended	Three Months Ended	Nine Months Ended	through	through
	September 30,	September 30,	September 30,	September 30,	February 18,
	2020	2019	2020	2019	2019
Revenues	$12,587	$8,754	$35,027	$20,034	$4,928
Cost of revenues	4,620	2,583	13,541	7,090	1,614
Gross Profit	7,967	6,171	21,486	12,944	3,314

Operating expenses
Sales and marketing	3,875	3,549	12,396	9,086	1,394
General and administrative	4,667	5,774	16,607	15,804	1,749
Research and development	3,012	3,003	9,383	7,610	1,580
Amortization of intangible assets	3,683	3,830	10,998	9,395	32
Acquisition costs	—	442	—	33,191	151
Restructuring charges	2	—	3,666	—	—
Change in fair value of contingent consideration	—	(812)	29	(812)	(37)
Total operating expenses	15,239	15,786	53,079	74,274	4,869
Loss from operations	(7,272)	(9,615)	(31,593)	(61,330)	(1,555)

Other income (expense)
Interest income (expense), net	(441)	(65)	(1,113)	248	(170)
Gain (loss) from repurchase/issuance of shares	—	(128)	(1,390)	(1,032)	—
Other income (loss), net	(696)	(41)	437	141	12
Total other income (expense), net	(1,137)	(234)	(2,066)	(643)	(158)

Loss before income taxes	(8,409)	(9,849)	(33,659)	(61,973)	(1,713)
Benefit from income taxes	384	1,149	2,068	2,819	—
Net loss	(8,025)	(8,700)	(31,591)	(59,154)	(1,713)

Deemed dividend for Exchangeable Shares - Series C	—	—	—	(183)	—
Net loss applicable to common shareholders	$(8,025)	$(8,700)	$(31,591)	$(59,337)	$(1,713)

Net loss per share, basic and diluted	$(0.15)	$(0.17)	$(0.59)	$(1.18)
Weighted average common shares outstanding, basic and diluted	53,842	52,148	53,301	50,317

Net loss	$(8,025)	$(8,700)	$(31,591)	$(59,154)	$(1,713)
Other comprehensive loss:
Foreign currency translation gain (loss)	(783)	75	313	261	—
Total other comprehensive gain (loss)	(783)	75	313	261	—
Comprehensive loss	$(8,808)	$(8,625)	$(31,278)	$(58,893)	$(1,713)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share amounts)

Three Months Ended September 30, 2020

								Accumulated
					Additional			Other	Total
	Common Stock		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
Successor	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance - June 30, 2020	53,804,687	$5	5,091,800	$40,918	$382,232	$(5,174)	$(108,581)	$1,466	$310,866
Net loss	—	—	—	—	—	—	(8,025)	—	(8,025)
Foreign currency translation loss	—	—	—	—	—	—	—	(783)	(783)
Share-based compensation	—	—	—	—	2,024	—	—	—	2,024
Shares issued for contingent consideration	—	—	1,550,388	10,000	—	—	—	—	10,000
Common stock issued for exchangeable shares	(352,675)	—	352,675	3,527	(3,527)	—	—	—	—
Vested and issued restricted stock units	88,254	—	—	—	—	—	—	—	—
Balance - September 30, 2020	53,540,266	$5	6,994,863	$54,445	$380,729	$(5,174)	$(116,606)	$683	$314,082

Nine Months Ended September 30, 2020

								Accumulated
					Additional			Other	Total
	Common Stock		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
Successor	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance - December 31, 2019	52,303,862	$5	5,568,096	$45,681	$369,756	$(5,174)	$(85,015)	$370	$325,623
Net loss	—	—	—	—	—	—	(31,591)	—	(31,591)
Foreign currency translation gain	—	—	—	—	—	—	—	313	313
Share-based compensation	—	—	—	—	6,338	—	—	—	6,338
Share Redemption (Incremental Shares Issued)	334,254	—	—	—	2,056	—	—	—	2,056
Shares issued for contingent consideration	336,965	—	1,550,388	10,000	1,334	—	—	—	11,334
Vested and issued restricted stock units	433,484	—	—	—	—	—	—	—	—
Stock option exercises	8,080	—	—	—	9	—	—	—	9
Common stock issued for exchangeable shares	123,621	—	(123,621)	(1,236)	1,236	—	—	—	—
Balance - September 30, 2020	53,540,266	$5	6,994,863	$54,445	$380,729	$(5,174)	$(116,606)	$683	$314,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share and per share amounts)

Three Months Ended September 30, 2019

												Accumulated
									Additional			Other	Total
	Common Stock		Class A		Class B		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
Successor	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance - June 30, 2019	52,155,614	$5	—	$—	—	$—	5,761,741	$47,617	$364,614	$(3,413)	(39,812)	$186	$369,197
Net loss	—	—	—	—	—	—	—	—	—	—	(8,700)	—	(8,700)
Share-based compensation	—	—	—	—	—	—	—	—	556	—	—	—	556
Measurement period adjustment to Common Stock issued for acquisitions	(4,150)	—	—	—	—	—	—	—	(42)	—	—	—	(42)
Common stock repurchases	(250,000)	—	—	—	—	—	—	—	—	(1,747)	—	—	(1,747)
Stock option exercises	112,526	—	—	—	—	—	—	—	130	—	—	—	130
Exchangeable shares converted to Common Stock	193,645	—	—	—	—	—	(193,645)	(1,936)	1,936	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	75	75
Balance - September 30, 2019	52,207,635	$5	—	$—	—	$—	5,568,096	$45,681	$367,194	$(5,160)	$(48,512)	$261	$359,469

Successor Period Ended September 30, 2019

												Accumulated
									Additional			Other	Total
	Common Stock		Class A		Class B		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
Successor	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance - February 19, 2019	—	$—	898,984	$—	13,568,821	$1	—	$—	$—	$—	$9,920	$—	$9,921
Net loss	—	—	—	—	—	—	—	—	—	—	(59,154)	—	(59,154)
Ordinary shares no longer subject to possible redemption	—	—	9,216,438	1	—	—	—	—	88,190	—	722	—	88,913
Private placement of Class A shares, net of costs	—	—	12,863,098	2	—	—	—	—	125,256	—	—	—	125,258
Exchange of shares in GTY Merger	36,547,341	4	(22,978,520)	(3)	(13,568,821)	(1)	—	—	—	—	—	—	—
Common Stock issued for acquisitions	11,969,004	1	—	—	—	—	—	—	119,688	—	—	—	119,689
Shares convertible into Common Stock issued for acquisitions	—	—	—	—	—	—	5,761,741	47,617	—	—	—	—	47,617
Common stock issued for exchangeable shares	500,000	—	—	—	—	—	—	—	3,860	—	—	—	3,860
Share-based compensation	—	—	—	—	—	—	—	—	2,867	—	—	—	2,867
Private placement of common stock, net of costs	3,500,000	—	—	—	—	—	—	—	25,450	—	—	—	25,450
Common stock repurchases	(614,998)	—	—	—	—	—	—	—	—	(5,160)	—	—	(5,160)
Stock option exercises	112,643	—	—	—	—	—	—	—	130	—	—	—	130
Exchangeable shares converted to Common Stock	193,645	—	—	—	—	—	(193,645)	(1,936)	1,936	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	261	261
Deemed dividend for exchangeable shares	—	—	—	—	—	—	—	—	(183)	—	—	—	(183)
Balance - September 30, 2019	52,207,635	$5	—	$—	—	$—	5,568,096	$45,681	$367,194	$(5,160)	$(48,512)	$261	$359,469

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

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Successor		Predecessor
		February 19,	January 01,
		2019	2019
	Nine Months Ended	through	through
	September 30,	September 30,	February 18,
	2020	2019	2019
Cash flows from operating activities:
Net loss	$(31,591)	$(59,154)	$(1,713)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	439	329	177
Amortization of intangible assets	10,998	9,395	32
Amortization of right of use assets	1,107	861	165
Share-based compensation	6,338	2,867	61
Deferred income tax benefit	(2,068)	(2,819)	—
Loss on issuance of shares	1,390	—	—
Amortization of deferred debt issuance costs	395	—	—
Bad debt expense	90	20	6
Loss on disposal of fixed assets	—	2	—
Foreign exchange loss on payment of vested options	—	21	—
Change in fair value of contingent consideration	29	(812)	(37)
Change in fair value of warrant liability	—	—	(18)
Changes in operating assets and liabilities:
Accounts receivable	(1,387)	(4,789)	2,190
Prepaid expenses and other assets	(1,564)	(150)	202
Accounts payable and accrued liabilities	(1,212)	(6,202)	(781)
Contract and other long-term liabilities	4,708	11,402	—
Operating lease liabilities	(1,202)	(814)	—
Net cash (used in) provided by operating activities	(13,530)	(49,843)	284

Cash flows from investing activities:
Proceeds from cash held in trust	—	217,642	—
Sale of marketable securities	—	—	1,531
Acquisitions, net of cash acquired	—	(179,423)	—
Capitalization of internal-use software	(311)	(793)	—
Capital expenditures	(2,539)	(196)	(15)
Net cash (used in) provided by investing activities	(2,850)	37,230	1,516

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	14,543	—	35
Repayments of borrowings	—	(585)	(69)
Contingent consideration payments	(27)	—	—
Stock options exercises	9	130	13
Member distribution	—	—	(500)
Common stock repurchases	—	(5,160)	—
Redemption of Class A Ordinary Shares	—	(113,982)	—
Redemption of Exchangeable Shares - Class C	—	(1,323)	—
Proceeds received from private placement of Class A shares, net of costs	—	125,258	—
Proceeds received from private placement of Common Stock, net of costs	—	25,450	—
Proceeds from disposal of fixed assets	30	—	1
Repayments of finance lease liabilities	(419)	(259)	(19)
Net cash provided by (used in) financing activities	14,136	29,529	(539)

Effect of foreign currency on cash	88	(84)	(721)

Net change in cash and cash equivalents	(2,156)	16,832	540
Cash and cash equivalents, beginning of period	8,374	52	13,929
Cash and cash equivalents, end of period	$6,218	$16,884	$14,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SUPPLEMENTAL CASH FLOWS DISCLOSURE

(Amounts in thousands)

	Successor		Predecessor
		February 19,	January 01,
		2019	2019
	Nine Months Ended	through	through
	September 30,	September 30,	February 18,
	2020	2019	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$566	$—	$—
Cash paid for income taxes	$42	$—	$—

Noncash Investing and Financing Activities:
Common shares issued for contingent consideration	$1,334	$—	$—
Exchangeable shares issued for contingent consideration	$10,000	$—	$—
Share Redemption (Incremental Shares Issued)	$2,056	$—	$—
Purchases of property and equipment included in accounts payable	$37	$—	$—
Shares issued for the Acquisition	$—	$172,307	$—
Reduction in convertible note liability	$—	$1,000	$—
Exchangeable shares converted to Common Stock	$1,236	$1,936	$—
Capital leases	$—	$2,714	$—

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

Open Counter

Open Counter, a Delaware corporation headquartered in Boston, Massachusetts, is a developer and provider of software tools for cities to streamline permitting and licensing services for municipal governments. Open Counter provides customers with software through a hosted platform and also provides professional services related to software implementation.

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

Questica Inc. was organized in 1998 as an Ontario corporation, maintains two offices located in Burlington, Ontario, Canada and serves the healthcare, K-12, higher education and local government verticals primarily in North America. Questica USCDN was organized in 2017 as an Ontario corporation and Questica Ltd. was incorporated in 2017 in the United States as a Delaware corporation. Questica Ltd. is located in Huntington Beach, California, primarily serving the non-profit market and services a limited number of customers in the public and private sector. The majority of Questica Ltd.’s customers are located in the United States and Canada, and as well as some international customers, primarily located in the United Kingdom and Africa.

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

Note 2. Restatement of Previously Issued Financial Statements

In the Company’s condensed financial statements as of and for the three months ended March 31, 2020 and June 30, 2020, the Company previously reported a current contingent liability of $10 million associated with an earnout as part of the Questica Acquisition.  The earnout was actually settled in March 2020 with a transfer of 1,550,388 exchangeable shares to the former owners of Questica.  The Company should have reduced the current contingent liability by $10 million and increased exchangeable shares within equity by the same amount in the first quarter of 2020.  This adjustment is now reflected appropriately in the balance sheet as of September 30, 2020.

While this adjustment decreased current liabilities and increased total equity by $10 million, it would not have affected any previously reported operating results, net income, earnings per share, cash flows or total assets as of and for the three and six months ended March 31, 2020 and June 30, 2020.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Note 3. Going Concern and Liquidity

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $116.6 million and current liabilities exceeded current assets at September 30, 2020.  The Company also reported a net loss of approximately $31.6 million and approximately $13.5 million net cash used in operating activities for the nine months ended September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

COVID-19 Update

In December 2019, the emergence of a novel coronavirus, or COVID-19, was reported and in March 2020, the World Health Organization, or WHO, characterized COVID-19 as a pandemic.

The broader implications of the global emergence of COVID-19 on the Company’s business, operating results, and overall financial performance remain uncertain and they depend on certain developments, including the duration and spread of the outbreak, impact on the Company’s customers and its sales cycles, impact on its partners or employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted.  During the first three quarters of 2020, the Company has seen certain new and existing customers halt or decrease investment in infrastructure, and the Company expects that certain of its current and potential customers will take actions to reduce operating expenses and moderate cash flows, including by delaying sales and requesting extended billing and payment terms. The Company will continue to actively monitor the situation and may take further actions that alter its business operations, as may be required by federal, state, or local authorities, or that the Company determines are in the best interests of its employees, customers, partners, suppliers, and stockholders.

Note 4. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020. Certain reclassifications have been made to conform to current period presentation.

The Acquisition was accounted for as a business combination using the acquisition method of accounting. The Company’s financial statement presentation distinguishes the results of operations into two distinct periods: (i) the period before the consummation of the Acquisition, which includes the period from January 1, 2019 to the Closing Date (the “2019 Predecessor Period”) and (ii) the periods after consummation of the Acquisition, which includes the period after the Closing Date to September 30, 2019 (“2019 Successor Period) and the three and nine months ended September 30, 2020. The accompanying condensed consolidated financial statements include a black line division which indicates that the Acquired Companies and the Company’s financial information are presented on a different basis and are therefore, not comparable.

Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See Note 5 – Business Combination for a discussion of the estimated fair values of assets and liabilities recorded in connection with the Acquisition.

The historical financial information of GTY Cayman prior to the Acquisition is not being reflected in the Predecessor financial statements as these historical amounts have been determined not to be useful to a user of the financial statements. GTY Cayman’s operations prior to the Acquisition, other than income from the Trust Account (as defined in Note 12, Shareholders’ Equity) investments and transaction expenses, were nominal.

The Company believes that Predecessor activities related to investments, intangible assets, share-based compensation, goodwill, fair value measurements and notes payable were either quantitatively or qualitatively immaterial. Therefore, the Company did not disclose these Predecessor activities in the following unaudited footnotes.

Principles of Consolidation

The three months and nine months ended September 30, 2020 and 2019 Successor Period condensed consolidated financial statements include all accounts of the Company and its subsidiaries. The 2019 Predecessor Period condensed consolidated financial statements include all accounts of the Acquired Companies and the Acquired Companies’ subsidiaries. All material intercompany transactions and balances have been eliminated in the accompanying condensed consolidated financial statements.

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

The Company’s only material financial instruments carried at fair value as of September 30, 2020, with changes in fair value flowing through current earnings, consist of contingent consideration liabilities recorded in conjunction with business combinations and are as follows (in thousands):

		Fair Value Measurement at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance as of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Contingent consideration – current	$685	$—	$—	$685
Contingent consideration – long term	41,230	—	—	41,230
Total liabilities measured at fair value	$41,915	$—	$—	$41,915

There were no transfers made among the three levels in the fair value hierarchy during the three months ended September 30, 2020.

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

Changes in Level 3 liabilities measured at fair value from December 31, 2019 to September 30, 2020 were as follows (in thousands):

Contingent consideration – December 31, 2019	$53,913
Change in fair value of contingent consideration	29
Issuance of exchangeable shares for contingent consideration	(10,000)
Issuance of common stock for contingent consideration	(1,334)
Gain on issuance of common stock for contingent consideration	(666)
Payments of contingent consideration	(27)
Contingent consideration – September 30, 2020	$41,915

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

Disaggregation of Revenues

	Successor				Predecessor
				February 19,	January 1, 2019
	Three Months Ended	Three Months Ended	Nine Months Ended	2019 through	through
	September 30,	September 30,	September 30,	September 30,	February 18,
	2020	2019	2020	2019	2019
Subscriptions, support and maintenance	$8,986	$5,920	$25,144	$13,393	$3,253
Professional services	2,903	2,449	8,530	5,287	1,269
License	674	344	1,300	1,302	383
Asset sales	24	41	53	52	23
Total revenues	$12,587	$8,754	$35,027	$20,034	$4,928

Revenues

Subscription, support and maintenance. The Company provides software hosting services that provide customers with access to software related support and updates during the term of the arrangement. Revenues are recognized ratably over the contract term as the customer simultaneously receives and consumes the benefits of the subscription service, as the service is made available by the Company. The first year of subscription fees are typically payable within 30 days after the execution of a contract, and thereafter upon renewal. The Company initially records subscription fees as contract liabilities and recognize revenues on a straight-line basis over the term of the agreement.

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

Revenues from subscription, support and maintenance comprised approximately 72%, 67% and 66% of total revenues for the nine months ended September 30, 2020, the 2019 Successor Period and the 2019 Predecessor Period, respectively.

Professional services.    The Company’s professional services contracts generate revenues on a time and materials or fixed fee basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 24%, 26% and 26% of total revenues for the nine months ended September 30, 2020, the 2019 Successor Period and the 2019 Predecessor Period, respectively.

License. Revenues from distinct licenses are recognized upfront when the software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised approximately 4%, 6% and 8% of total revenues for the nine months ended September 30, 2020, the 2019 Successor Period and the 2019 Predecessor Period, respectively.

Asset sales. Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the client and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. Asset sales were less than 1% of total revenues for the nine months ended September 30, 2020, the 2019 Successor Period and the 2019 Predecessor Period.

Restructuring Charges

On March 30, 2020, the Company implemented a global restructuring plan which resulted in an approximate 10% reduction of the Company’s workforce.  This action was intended to streamline the Company’s operational reporting and reduce operating cash outflows.  The Company recorded pre-tax restructuring charges of approximately $3.7 million which is comprised of one-time employee termination benefits paid over a weighted average period of approximately 10 months.  Approximately $1.3 million was included in accounts payable and accrued expenses in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2020.

Net Loss per Share

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed similarly to basic net income per share of common stock except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Due to the net loss for the three and nine months ended September 30, 2020 and during the 2019 Successor Period, diluted and basic loss per share are the same.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Securities that could potentially dilute net loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2020 are as follows:

Warrants to purchase common stock	27,093,334
Unvested restricted stock units	2,965,861
Options to purchase common stock	249,566
Total	30,308,761

Income Taxes

In determining the quarterly benefit from income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter.  The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% as a result of state taxes, foreign taxes and changes in the Company’s valuation allowance for domestic income taxes.  For the three and nine months ended September 30, 2020, three months ended September 30, 2019 and the 2019 Successor Period, the Company recorded a $0.4 million, $2.1 million, $1.1 million and $2.8 million benefit from income taxes, respectively.  During the 2019 Predecessor Period, the Company did not record a provision or benefit from income taxes.

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

On January 1, 2020, we adopted ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under Accounting Standards Codification (“ASC”) 350-40 – Internal Use Software, in order to determine which costs to capitalize and recognize as an asset and which costs to expense.  The adoption of new standard did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. ASU 2019-12 is effective for us in the first quarter of fiscal year 2021. The Company has not determined the impact of this guidance on its financial statements.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Note 5. Business Combination (Successor)

Business Combination

On February 19, 2019, the Company consummated the business combination, pursuant to which it acquired each of Bonfire, CityBase, eCivis, Open Counter, Questica, and Sherpa. In connection with the closing of the business combination (the “Closing”), pursuant to the merger agreement between the Company, GTY Cayman, and GTY Technology Merger Sub, Inc. (“GTY Merger Sub”), merged with and into GTY Cayman, with GTY Cayman surviving the merger as a direct, wholly-owned subsidiary of the Company, and in connection therewith the Company changed its name from GTY Govtech, Inc. to GTY Technology Holdings Inc. This acquisition qualifies as a business combination under ASC 805 – Business Combinations. Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition-date fair values, with any excess recognized as goodwill.

Bonfire Acquisition

Under the Bonfire acquisition agreement (the “Bonfire Agreement”), at Closing, the Company acquired Bonfire for aggregate consideration of approximately $48.0 million in cash and 2,156,014 shares of Company common stock (valued at $10.00 per share) and 2,161,741 shares of Bonfire Exchangeco, each of which is exchangeable for shares of Company common stock on a one-for-one basis at any time of the holder’s choosing. Of the shares issued to Bonfire Holders, 2,008,283 shares of Company common stock and 2,093,612 exchangeable shares in the capital stock of Bonfire Exchangeco (the “Bonfire Exchangco Shares”) were subject to transfer restrictions for one year following the business combination.  In addition, approximately $3.1 million in cash and 690,000 shares of Company common stock were deposited into escrow for a period of up to one year to cover certain indemnification obligations of the Bonfire Holders.  In September 2020, the cash and shares were released from escrow and delivered to the Bonfire Holders.

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

CityBase Acquisition

Under the CityBase acquisition agreement (the “CityBase Agreement”), at Closing, the Company acquired CityBase for aggregate consideration of approximately $62.2 million in cash and 3,155,961 shares of Company common stock (valued at $10.00 per share). Each CityBase Holder may elect to have their shares subject to transfer restrictions for up to one year or to have their shares subject to redemption at the Company’s option for a promissory note in an amount equal to $10.00 per share redeemed, which note would bear interest at a rate of 8% per annum in the first year after issuance and 10.0% per annum thereafter (subject to an increase of 1% for each additional 6 months that has elapsed without full payment of such note(s)) (which option was not exercised and expired on the 90th day after the Closing). Prior to the consummation of the business combination, certain of the CityBase Holders agreed to purchase 380,937 Class A Ordinary Shares of GTY Cayman with the proceeds they would have otherwise received from the closing of the CityBase Transaction, which resulted in an approximate $3.8 million reduction to the amount of cash payable to the CityBase Holders. In addition, approximately $2.1 million in cash and 1,000,000 shares of Company common stock were deposited into escrow for a

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

period of up to one year to cover certain indemnification obligations of the CityBase Holders.  To date, $1.1 million has been reimbursed to the Company for qualified legal expenses.

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

eCivis Acquisition

Under the eCivis acquisition agreement (the “eCivis Agreement”) and the related eCivis letter agreement (“eCivis Letter Agreement”), at Closing, the Company acquired eCivis for aggregate consideration of approximately $14.0 million in cash and 2,883,433 shares of Company common stock (valued at $10.00 per share) (including 525,060 shares of Company common stock which are redeemable for cash at any time in the sole discretion of the Company for a price of $10.00 per share). The shares not subject to a redemption right were subject to transfer restrictions for one year. In addition, approximately $3.6 million in cash and 242,200 shares of Company common stock were deposited into escrow for a period of up to one year to cover certain indemnification obligations of the eCivis Holders.  In October 2020, the shares and $1.9 million in cash were released to the eCivis Holders and $0.2 million was reimbursed to the Company for qualified legal expenses.

For the year ended December 31, 2019, the Company recorded a measurement period adjustment for the increase in aggregate consideration of $0.5 million relating to the settlement of the working capital adjustment in accordance with the eCivis Agreement and the eCivis Letter Agreement.

Open Counter Acquisition

Under the Open Counter acquisition agreement (the “Open Counter Agreement”) and the related letter agreement (the “Open Counter Letter Agreement”), at Closing, the Company acquired Open Counter for aggregate consideration of approximately $9.7 million in cash and 1,580,990 shares of Company common stock (valued at $10.00 per share) that were issued to the holders of Open Counter capital stock (the “Open Counter Holders”) (including 100,000 shares of Company common stock which have subsequently been redeemed for a promissory note at the sole discretion of the Company within seven days of the Closing (the “OC Redeemable Shares”). Such promissory note would bear interest at a rate of 8% per annum in the first year after issuance and 10.0% per annum thereafter (subject to an increase of 1% for each additional 6 months that has elapsed without full payment of such note(s))). The shares that were not subject to a redemption right are subject to transfer restrictions for one year. In addition, approximately $1.3 million in cash and 164,554 shares of Company common stock were deposited into escrow for a period of one year to cover certain indemnification obligations of the Open Counter Holders.  In August 2020, the cash and exchangeable shares were released from escrow and delivered to the Open Counter Holders.

Questica Acquisition

Under the Questica acquisition agreement (the “Questica Agreement”) and the related letter agreement (the “Questica Letter Agreement”), at Closing, the Company indirectly acquired Questica for aggregate consideration of approximately $44.4 million in cash and an aggregate of 2,600,000 Class A exchangeable shares in the capital stock of Questica Exchangeco, which is exchangeable into shares of the Company’s common stock, and 1,000,000 Class B shares in the capital stock of Questica Exchangeco, which is not exchangeable into shares of Company common stock, that were issued to the holders of Questica capital stock (the “Questica Holders”). In accordance with the Questica Shareholder Agreement, dated as of February 12, 2019, by and among the Company and certain Questica Holders (the “Questica Shareholder Agreement”), 500,000 Class C exchangeable shares in the capital stock of Questica Exchangeco had been redeemable at the sole discretion of the Company at any time for $5.0 million plus all accrued and unpaid dividends, and may be

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

exchanged for shares of Company common stock beginning on the sixty-first day following the Closing for a number of shares of Company common stock equal to $5.0 million plus accrued and unpaid dividends divided by the lesser of (i) $10.00 or (ii) the 5-day volume weighted average price (“VWAP”) at the time of exchange. In June 2019, these shares were redeemed for 500,000 shares of the Company common stock at the market price of $7.72, or $3.9 million, and transferred to permanent equity, and $1.3 million of cash. The incremental $0.2 million above the stated redemption price was recorded as a deemed dividend in the accompanying condensed consolidated financial statements. In addition, approximately $0.1 million in cash and 800,000 of the exchangeable shares described above were deposited into escrow for a period of one year to cover certain indemnification obligations of the Questica Holders. During the nine months ended September 30, 2020, the cash and exchangeable shares were released from escrow and delivered to the Questica Holders.

Sherpa Acquisition

Under the Sherpa acquisition agreement (the “Sherpa Agreement”) and the related letter agreement (the “Sherpa Letter Agreement”), at Closing, the Company indirectly acquired Sherpa for aggregate consideration of approximately $4.2 million in cash and 100,000 shares of Company common stock (valued at $10.00 per share) all of which are redeemable for a promissory note bearing interest equal to 5.5% per annum in the first year subsequent to issuance and 8.0% per annum thereafter at the sole discretion of the Company within seven days of the Closing.  The Company did not elect to redeem these shares.  In addition, approximately $0.9 million in cash was deposited into escrow for a period of one year to cover certain indemnification obligations of the Sherpa Holders.  In August 2020, the cash was released from escrow and delivered to the former Sherpa owner.

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

(1)	Includes $21.6 million of convertible stock consideration
(2)	Includes $31.0 million of convertible stock consideration

During the year ended December 31, 2019, the Company made the Measurement Period Adjustments that resulted in (i) an increase in the aggregate consideration of the Acquisition of $0.4 million relating to the settlement of the working capital adjustments, (ii) the conversion of $0.04 million of stock consideration to cash consideration for the correction of an investor’s status to a non-accredited investor, and (iii) a decrease in intangible assets of $4.4 million, (iv) a decrease in contingent consideration as a result of the Acquisition of $7.5 million and (v) a decrease in the related deferred tax liability of $11.0 million due to updated information regarding facts and circumstances which existed as of the date of the business combination.  The Measurement Period Adjustments resulted in a net decrease to goodwill of $13.8 million.

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Note 6. Intangible Assets

The Company recognized goodwill and certain identifiable intangible assets in connection with business combinations. See Note 5. Identifiable intangible assets consist of the following as of September 30, 2020 for the Successor (in thousands):

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents / Developed Technology	$60,084	$(12,133)	$47,951
Trade Names / Trademarks	16,348	(2,820)	13,528
Customer Relationships	51,003	(8,229)	42,774
Non-Compete Agreements	1,162	(625)	537
Total Intangibles	$128,597	$(23,807)	$104,790

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents / Developed Technology	$60,084	$(6,496)	$53,588
Trade Names / Trademarks	16,348	(1,579)	14,769
Customer Relationships	51,003	(4,400)	46,603
Non-Compete Agreements	1,162	(334)	828
Total Intangibles	$128,597	$(12,809)	$115,788

Amortization expense recognized by the Company related to intangible assets for the nine months ended September 30, 2020 and the 2019 Successor Period was $11.0 million and $9.4 million, respectively. Amortization expense recognized during the 2019 Predecessor Period was $0.03 million.

The estimated aggregate future amortization expense for intangible assets is as follows (in thousands):

Three months ended December 31, 2020	$3,683
Year ended December 31, 2021	14,611
Year ended December 31, 2022	14,276
Year ended December 31, 2023	14,224
Year ended December 31, 2024	14,263
Thereafter	43,733
$104,790

Note 7. Related Party Transactions

Convertible Note

On August 8, 2018, GTY Cayman issued the Convertible Note to GTY Investors, LLC (the “Sponsor”), pursuant to which GTY Cayman was able to borrow up to $1 million from the Sponsor from time to time. The Convertible Note does not bear interest. The Sponsor has the option to convert any amounts outstanding under the Convertible Note, up to $1.0 million in the aggregate, into warrants at a conversion price of $1.50 per warrant. The terms of such warrants will be identical to the private placement warrants. During the period ended March 31, 2019, GTY drew down $0.4 million on the

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Convertible Note, resulting in $1.0 million principal amount outstanding. The $1.0 million principal amount was offset against amounts due from the Sponsor (see “Agreements and Arrangements with Certain Institutional Investors”) and, as of September 30, 2020, there was no amount outstanding under the Convertible Note.

Agreements and Arrangements with Certain Institutional Investors

On February 13, 2019, GTY Cayman, the Sponsor, William D. Green, Joseph M. Tucci and Harry L. You (Messrs. Green, Tucci and You, collectively, the “Founders”) entered into agreements and arrangements with certain institutional investors pursuant to which a total of 1,500,000 Class A Ordinary Shares of GTY Cayman were not redeemed in connection with the business combination (the “Outstanding Cayman Shares”). The holder of Outstanding Cayman Shares which were converted into shares of the Company’s common stock on the Closing Date on a one-for-one basis is entitled to put such shares to the Sponsor and the Founders for a purchase price equal to the price at which GTY Cayman redeemed Class A Ordinary Shares in connection with the business combination, $10.29 (the “redemption price”), payment of such purchase price is guaranteed by the Company, and to receive from the Company a cash payment, if and to the extent necessary, but not to exceed $250,000, in order to provide such shareholder with at least a 5% return on such shares above the redemption price. With respect to 1,000,000 of the Outstanding Cayman Shares, GTY Cayman engaged a broker-dealer to facilitate the purchase of the Outstanding Cayman Shares by an institutional investor prior to the Closing for $9.90 per share and agreed to pay such broker-dealer an amount per share in cash equal to the difference between the redemption price and $9.90. In addition, the Sponsor and the Founders entered into agreements prior to the Closing pursuant to which they were obligated to reimburse the holders of an additional 1,942,953 Class A Ordinary Shares that were not redeemed in connection with the business combination (the “Outstanding Class A Shares”) for losses that may be incurred upon the sale of the Outstanding Class A Shares within a specified period following the Closing, up to an agreed-upon limit, and the Company has agreed to guarantee such reimbursement obligations of the Sponsor. During the Q1 2019 Successor Period, the Company, on behalf of the Sponsor, paid $4.0 million for losses incurred upon the sale of the Outstanding Class A Shares and, in turn, the Company reduced its convertible note liability for $1.0 million (see “Convertible Note”). During the year ended December 31, 2019, the Sponsor reimbursed the Company for the remaining $3.0 million for such losses on the Outstanding Class A Shares. As of September 30, 2020, the Company had no guarantee obligations under these agreements because the Sponsor has no remaining reimbursement obligations.

Note 8. Share-Based Compensation

Stock Options

In connection with the Acquisition, the Company adopted a stock option plan and issued 408,667 stock options to employees. The total fair value of the stock options at the grant date was $3.6 million.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

A summary of stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Total
	Number of	Exercise	Life (in	Intrinsic
	Shares	Price	years)	Value
Outstanding as of December 31, 2019	274,559	$2.14	7.9	$1,293
Granted	—	—	—	—
Exercised	(8,080)	1.16
Forfeited/expired	(16,913)	1.16
Outstanding as of September 30, 2020	249,566	$2.24	7.2	$1,151
Options vested and exercisable	156,612	$2.21	7.2	$726

For the three months and nine months ended September 30, 2020, three months ended September 30, 2019 and the 2019 Successor Period, the Company recorded approximately $0.1 million, $0.4 million, $0.3 million and $2.4 million, respectively, of share-based compensation expense related to the options. As of September 30, 2020, the Company has $0.6 million of unrecognized share-based compensation cost to be recognized over 21 months.

Restricted Stock Units

Since the Acquisition, the Company has issued 6,173,236 restricted stock units (“RSUs”) to employees. A portion of the RSUs will vest in ratable annual installments over either two or four years, as applicable, from the grant date, and the remaining RSUs will vest subject to the achievement of certain performance conditions over a three-year performance period, in each case, assuming continuous service by the employees through the applicable vesting dates.

A summary of the Company's restricted stock units and related information is as follows:

		Weighted Average
	Number of Units	Grant Price
Unvested as of as of December 31, 2019	3,278,324	$6.55
Granted	2,693,060	5.31
Vested	(758,421)	5.17
Forfeited/expired	(2,247,102)	7.35
Unvested as of September 30, 2020	2,965,861	$5.18

For the three and nine months ended September 30, 2020, three months ended September 30, 2019 and the 2019 Successor Period, the Company recorded approximately $1.9 million, $6.0 million, $0.2 million, and $0.4 million, respectively, of share-based compensation expense related to the RSUs. As of September 30, 2020, the Company had unrecognized share-based compensation expense related to all unvested restricted stock units of $12.4 million. The weighted average remaining contractual term of unvested RSUs is approximately 1.3 years at September 30, 2020.  946,746 of the unvested RSUs contain performance conditions subject to achieving segment specific revenue and profitability metrics.

Note 9. Leases

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

At September 30, 2020, the Company had right of use assets of approximately $4.7 million and operating lease liabilities of approximately $5.0 million, which are included in the condensed consolidated balance sheet.

The Company purchases kiosks that are funded by finance leases that expire on various dates through 2023 and are included in fixed assets.  At September 30, 2020, the Company had finance lease liabilities of approximately $0.9 million. The weighted-average remaining term and discount rate of the Company’s finance leases are 18.8 months and 14.3%, respectively.

The following summarizes quantitative information about the Company’s operating leases (dollars in thousands):

Three Months Ended September 30, 2020:

	Bonfire	CityBase	eCivis	Questica	Total
Operating leases
Fixed lease cost	$109	$153	$77	$104	$443
Variable lease cost	—	—	—	—	—
Operating lease expense	109	153	77	104	443
Short-term lease rent expense	—	—	—	—	—
Total operating lease expense	$109	$153	$77	$104	$443

	Bonfire	CityBase	eCivis	Questica	Total
Operating cash outflows from operating leases	$111	$166	$77	$101	$455
Right-of-use assets exchanged for operating lease liabilities	$—	$—	$—	$—	$—
Weighted-average remaining lease term – operating leases	1.7	1.1	1.7	10.2	6.0
Weighted-average discount rate – operating leases	9.9%	10.0%	8.0%	4.8%	6.8%

Nine Months Ended September 30, 2020:

	Bonfire	CityBase	eCivis	Questica	Total
Operating leases
Fixed lease cost	$319	$458	$232	$475	$1,484
Variable lease cost	—	—	—	—	—
Operating lease expense	319	458	232	475	1,484
Short-term lease rent expense	—	—	—	—	—
Total operating lease expense	$319	$458	$232	$475	$1,484

	Bonfire	CityBase	eCivis	Questica	Total
Operating cash outflows from operating leases	$325	$495	$232	$274	$1,326
Right-of-use assets exchanged for operating lease liabilities	$—	$—	$—	$—	$—
Weighted-average remaining lease term – operating leases	1.7	1.1	1.7	10.2	6.0
Weighted-average discount rate – operating leases	9.9%	10.0%	8.0%	4.8%	6.8%

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

As of September 30, 2020, future minimum lease payments under non-cancellable leases are as follows (in thousands):

	Bonfire	CityBase	eCivis	Questica	Total
Three months ended December 31, 2020	$117	$340	$77	$102	$636
Year Ended December 31, 2021	458	1,134	309	404	2,305
Year Ended December 31, 2022	233	211	128	405	977
Year Ended December 31, 2023	—	—	—	361	361
Year Ended December 31, 2024	—	—	—	346	346
Thereafter	—	—	—	2,379	2,379
Total	808	1,685	514	3,997	7,004
Less present value discount	(64)	(200)	(34)	(851)	(1,149)
Present value of lease liabilities	$744	$1,485	$480	$3,146	$5,855

Note 10. Term Loans

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

For the nine months ended September 30, 2020, the Company recognized approximately $1.0 million of interest expense under the credit facility and amortized approximately $0.4 million of debt issuance costs.  At September 30, 2020, the Company had approximately $0.2 of accrued interest which is included in accounts payable and accrued expenses in the condensed consolidated balance sheet.

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

Note 11. Commitments and Contingencies

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

As of September 30, 2020, and December 31, 2019, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

Note 12. Shareholders’ Equity

Initial Public Offering Redemption Shares

In connection with a shareholder meeting called to approve the business combination, the Company provided the holders of its then outstanding Class A ordinary shares sold in the Company’s initial public offering (the “public shareholders”) with the opportunity to redeem all or a portion of their public shares. The public shareholders were entitled to redeem their public shares for a pro rata portion of the remaining balance in the trust account established in connection with the Company’s initial public offering for the benefit of the Company’s public shareholders and into which substantially all of the proceeds from the initial public offering were deposited (the “Trust Account”). The remaining 20,289,478 GTY Cayman public shares were recorded at a redemption value and classified as temporary equity upon the completion of the initial public offering, in accordance with ASC 480 - Distinguishing Liabilities from Equity. In connection with the business combination, 11,073,040 Class A ordinary shares of GTY were redeemed for $114.0 million, at a per share price of approximately $10.29. The remaining 9,216,438 shares with a redemption value of $88.9 million were transferred to permanent equity.

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

Shares issued in the Acquisition

As part of the consideration for the Acquisition, the Company issued (a) 11,973,154 shares of common stock (as adjusted by the Measurement Period Adjustment – see below), of which 3,937,907 were redeemable at the option of the Company (the “Acquisition Redemption Shares”), (b) 2.6 million Class A and 0.5 million Class C shares (the “Class C Shares”) of Questica Exchangeco (the “Questica Shares”) and 2,161,741 shares of Bonfire Exchangeco shares (collectively, the “Exchange Shares”) that are exchangeable into an equal number of common stock of the Company. The Exchange Shares are recorded as shares of common stock of the Company. The Company also issued 1,000,000 Class B shares of Questica Shares which are not exchangeable for common stock and are therefore not recorded as shares of common stock of the Company. The shares issued as consideration in the Acquisition were valued at $10 per share in the accompanying condensed consolidated financial statements.

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

In April 2019, 193,645 shares of the Bonfire Exchangeco Shares were converted into the Company’s Common Stock on a one-for-one basis (see Note 5).

During the year ended December 31, 2019, there was a Measurement Period Adjustment to change $41,500, or 4,150 shares, of stock consideration to cash consideration (see Note 5).

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

In March 2020 and April 2020, 246,097 and 230,199 shares of the Bonfire Exchangeco Shares were converted into the Company’s common stock on a one-for-one basis, respectively.  In September 2020, to correct an over allocation of common shares held in escrow, 352,675 shares of common stock were returned to the Company and 352,675 of the Bonfire Exchangeco Shares were issued to the Bonfire Holders.

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

In June 2019, two Bonfire employees cashless exercised 284 stock options and the Company issued 117 shares of common stock. For the three months ended March 31, 2020, Bonfire employees exercised 112,526 stock options for the issuance of shares of common stock.  See Note 8.

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

In December 2019 and for the nine months ended September 30, 2020, 97,595 and 433,484 shares of common stock were issued, respectively, for the vesting of RSUs.

During the nine months ended September 30, 2020, the Company issued 1,550,388 of exchangeable shares and 336,965 shares of common stock to the former shareholders of Questica and Sherpa, respectively, for contingent consideration related to achieving certain acquisition related milestones.

Share Repurchases

In March 2019, the Company redeemed 100,000 shares of common stock, the OC Redeemable Shares (see Note 5), for a promissory note in the principal amount of $1,000,000, which was subsequently repaid in March 2019, and included these in Treasury Stock in the accompanying condensed consolidated balance sheets.

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

Preferred Shares – GTY is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of September 30, 2020, there were no preferred shares issued or outstanding.

Warrants

At September 30, 2020, there were a total of 27,093,334 warrants outstanding. The warrants were originally sold as part of the units offered in the IPO. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants.

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant, upon not less than 30 days’ prior written notice of redemption to each warrant holder, if, and only if, the reported last sale price of common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders. The warrants were determined to be equity classified in accordance with ASC 815 - Derivatives and Hedging.

Note 13. Segment Reporting

The Company conducts the business through the following six operating segments: Bonfire, CityBase, eCivis, Open Counter, Questica and Sherpa.

The accounting policies of the operating segments are the same as those described in Note 4. Non-allocated interest expense and various other administrative costs are reflected in Corporate (GTY). Corporate assets include cash and cash equivalents, prepaid expenses and other current assets. The following provides operating information about the Company’s reportable segments for the periods presented (in thousands):

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

	GTY	Bonfire	CityBase	eCivis	OpenCounter	Questica	Sherpa	Total
Successor
Three Months Ended September 30, 2020
Total revenue	$—	$2,100	$1,903	$1,878	$669	$4,389	$1,648	$12,587
Cost of goods sold	—	369	1,289	821	143	927	1,071	4,620
Income (loss) from operations	(1,421)	(875)	(4,043)	(814)	(473)	411	(57)	(7,272)

Successor
Three Months Ended September 30, 2019
Total revenue	$—	$1,174	$1,551	$1,638	$407	$3,083	$901	$8,754
Cost of goods sold	—	277	958	454	105	653	136	2,583
Income (loss) from operations	(2,441)	(1,634)	(4,354)	17	(614)	(537)	(52)	(9,615)

Successor
Nine Months Ended September 30, 2020
Total revenue	$—	$5,503	$5,957	$4,831	$1,907	$12,319	$4,510	$35,027
Cost of goods sold	—	1,120	4,419	2,274	427	2,609	2,692	13,541
Income (loss) from operations	(8,354)	(4,026)	(14,506)	(3,240)	(1,846)	374	5	(31,593)

Successor
February 19, 2019 through September 30, 2019
Total revenue	$—	$2,385	$4,634	$3,200	$929	$6,311	$2,575	$20,034
Cost of goods sold	—	643	3,168	1,087	263	1,468	461	7,090
Loss from operations	(21,989)	(7,911)	(12,821)	(1,885)	(1,363)	(12,611)	(2,750)	(61,330)

Predecessor
January 1, 2019 through February 18, 2019
Total revenue	$—	$593	$820	$673	$298	$1,913	$631	$4,928
Cost of goods sold	—	124	746	267	51	296	130	1,614
Income (loss) from operations	—	(741)	(1,499)	(265)	46	550	354	(1,555)

Successor
As of September 30, 2020
Goodwill	$—	$68,744	$88,327	$47,140	$21,956	$57,971	$2,497	$286,635
Assets	18,830	92,366	112,701	58,214	28,068	103,526	11,598	425,303

Successor
As of December 31, 2019
Goodwill	$—	$68,744	$88,327	$47,140	$21,956	$57,971	$2,497	$286,635
Assets	25,899	92,803	122,851	59,456	29,995	97,013	6,376	434,393

Revenues from North America customers accounted for greater than 90% of the Company’s revenues for the periods presented.

Note 14. Subsequent Events

The Company has evaluated events from September 30, 2020 through the date the financial statements were issued. There were no subsequent events that need disclosure.

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

We have historically signed a high percentage of agreements with new customers, as well as renewal agreements with existing customers, in the second and third quarters of each year and usually during the last month of the quarter. This can be attributed to buying patterns typical in the public sector. As the terms of most of our customer agreements are measured in full year increments, agreements initially entered into in any given month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected in our invoicing and cash flows with our highest collections occurring in the second and third quarters and lower collections in the first and fourth quarters.

Our variable consideration or usage fee revenue is also dependent on the payment patterns of our customers’ constituents.  Historically, a high percentage of these usage fees have been earned in the second and fourth quarters of each year.  This seasonality is also reflected in our revenues and cash flows during the respective periods.

The Acquisition was accounted for as a business combination under GAAP and resulted in a change in accounting basis as of the date of the Acquisition. As a result, our condensed consolidated financial statements for the period beginning on February 19, 2019 are presented on a different basis than that for the periods before February 19, 2019, and therefore are not comparable. As a result of the application of the acquisition method of accounting, our condensed consolidated financial statements and certain presentations are separated into two distinct periods to indicate the different ownership and accounting basis between the periods presented: (i) the period before the consummation of the Acquisition, which includes the period from January 1, 2019 to the Closing Date (“2019 Predecessor Period”), and (ii) the periods on and after the consummation of the acquisition, which includes the period including and after the Closing Date to September 30, 2019 (“2019 Successor Period”), and the three months and nine months ended September 30, 2020.

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

Revenues from subscription, support and maintenance comprised approximately 72% of total revenues for the nine months ended September 30, 2020.

Professional services.     Our professional services contracts generate revenues on a time and materials or fixed fee basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 24% of total revenues for the nine months ended September 30, 2020.

License. Revenues from distinct licenses are recognized upfront when the software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised approximately 4% of total revenues for the nine months ended September 30, 2020.

Asset sales. Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the client and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. Revenues from asset sales comprised less than 1% of total revenues for the nine months ended September 30, 2020.

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

General and administrative

General and administrative expenses consist primarily of salaries and benefits with our executive, finance, legal, human resources, compliance and other administrative personnel, accounting, auditing and legal professional services fees, recruitment costs, and other corporate-related expenses. We expect that general and administrative expenses will increase, but at a slower rate than sales and marketing and research and development, as we incur the costs of compliance associated with being a publicly-traded company, including legal, audit and consulting fees.

Restatement of Previously Issued Financial Statements

In the Company’s condensed financial statements as of and for the three months ended March 31, 2020 and June 30, 2020, we previously reported a current contingent liability of $10 million associated with an earnout as part of the Questica Acquisition.  The earnout was actually settled in March 2020 with a transfer of 1,550,388 exchangeable shares to the former owners of Questica.  We should have reduced the current contingent liability by $10 million and increased exchangeable shares within equity by the same amount in the first quarter of 2020.  This adjustment is now reflected appropriately in the balance sheet as of September 30, 2020.

While this adjustment decreased current liabilities and increased total equity by $10 million, it would not have affected any previously reported operating results, net income, earnings per share, cash flows or total assets as of and for the three and six months ended March 31, 2020 and June 30, 2020.

Results of Operations

We accounted for the Acquisition as a business combination, which resulted in a new basis of accounting. Refer to Note 4 of the notes to our condensed consolidated financial statements for additional information. As a result of the Acquisition, our condensed consolidated financial statements for the period after February 19, 2019 is presented on a different basis than that for the periods before February 19, 2019 due to the application of purchase accounting as of February 19, 2019 and, therefore, are not comparable.

The Acquisition resulted in the following principal impacts for the period subsequent to the Acquisition date:

●	A reduction in revenues in the three and nine months ended September 30, 2020 and the 2019 Successor Period as a result of the contract liabilities at the Acquisition date being recorded at fair value, an amount less than its then carrying value;
●	Increased amortization expense resulting from recording of intangible assets at fair value. We record amortization of acquired developed technology in cost of revenues, amortization of customer relationships in sales and marketing expenses, and amortization of covenants not to compete and tradename intangible assets in general and administrative expenses;
●	Contingent consideration issued as part of the Acquisition was recorded at fair value each period with changes in fair value recorded in general and administrative costs; and
●	Transaction costs were expensed as incurred as a separate line item in our condensed consolidated statement of operations;

We believe reviewing our operating results by combining the results of the 2019 Predecessor Period and 2019 Successor Period (“S/P Combined Period”) is more useful in discussing our overall operating performance when compared to the nine months ended September 30, 2020.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Total revenues

Our total revenues were $12.6 million for the three months ended September 30, 2020. Excluding the $0.1 million impact of purchase accounting, our total non-GAAP revenues for the three months ended September 30, 2020 was $12.7 million compared to $9.8 million for the three months ended September 30, 2019, representing a 30% increase. This increase was driven by an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers. The change in revenues for each operating segment is provided in the following table (in thousands, except percentages):

	Generally Accepted Accounting Principles (“GAAP”)				Non-GAAP
	Total	Total	Increase /	Increase /	Total	Total	Increase /	Increase /
	Revenues	Revenues	(Decrease)	(Decrease)	Revenues	Revenues	(Decrease)	(Decrease)
	2020	2019	in Dollars	in %	2020	2019	in Dollars	in %
Bonfire	$2,100	$1,174	$926	79%	$2,100	$1,310	$790	60%
CityBase	1,903	1,551	352	23%	2,031	1,708	323	19%
eCivis	1,878	1,638	240	15%	1,878	1,857	21	1%
Open Counter	669	407	262	64%	669	532	137	26%
Questica	4,389	3,083	1,306	42%	4,389	3,450	939	27%
Sherpa	1,648	901	747	83%	1,648	901	747	83%
Total	$12,587	$8,754	$3,833	44%	$12,715	$9,758	$2,957	30%

A reconciliation of non-GAAP revenues and other non-GAAP financial measures is included in the section titled “Reconciliation of Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q.

Total cost of revenues

Our total cost of revenues for the three months ended September 30, 2020 increased primarily as a result of headcount additions to support our revenue growth and share-based compensation resulting from the grant of restricted stock units. The change in cost of revenues for each operating segment is due to the following (in thousands, except percentages):

	Total Cost of	Total Cost of	Increase /	Increase /
	Revenues	Revenues	(Decrease)	(Decrease)
	2020	2019	in Dollars	in %
Bonfire	$369	$277	$92	33%
CityBase	1,289	958	331	35%
eCivis	821	454	367	81%
Open Counter	143	105	38	36%
Questica	927	653	274	42%
Sherpa	1,071	136	935	688%
Total	$4,620	$2,583	$2,037	79%

Bonfire

Bonfire’s total cost of revenues increased primarily due to a $0.04 million or 17% increase in salaries and benefits, a $0.03 million increase in share-based compensation associated with the issuance of restricted stock units and a $0.03 million increase in amortization of internal-use software. The increase in salaries and benefits was primarily driven by a 5% increase in average headcount from September 30, 2019 to September 30, 2020. Hosting tools and services were materially consistent with the comparative year-over-year period.

CityBase

CityBase’s total cost of revenues increased primarily due to a $0.2 million increase in bank fees associated with its usage fee revenue and a $0.1 million or 19% increase in salaries and benefits.

eCivis

eCivis’ total cost of revenues increased primarily due to a $0.2 million or 64% increase in salaries and benefits and a $0.1 million increase in third-party contractors.  The increase in salaries and benefits was primarily driven by a 37% increase in average headcount from September 30, 2019 to September 30, 2020 to support its professional services backlog.

Open Counter

Open Counter’s total cost of revenues was materially consistent year-over-year.

Questica

Questica’s total cost of revenues increased primarily due to a $0.2 million increase in salaries and benefits and a $0.1 million increase in share-based compensation expense associated with the issuance of restricted stock units.  The increase in salaries and benefits was primarily driven by a 35% increase in average headcount from September 30, 2019 to September 30, 2020 to support its professional services backlog.

Sherpa

Sherpa’s total cost of revenues increased primarily due to a $0.4 million increase in salaries and benefits, a $0.4 million increase in royalty payments and a $0.1 million increase in share-based compensation expense associated with the issuance of restricted stock units.  The increase in royalty payments was due to an increase in third-party sales of license products to two enterprise customers.

Operating expenses (sales and marketing, general and administrative, and research and development)

Our operating expenses (including sales and marketing, general and administrative and research and development expenses) for the three months ended September 30, 2020 have decreased due primarily to the restructuring plan implemented in March of 2020. The change in operating expenses for each operating segment is due to the following (in thousands, except percentages):

	Total	Total
	Operating	Operating	Increase /	Increase /
	Expenses	Expenses	(Decrease)	(Decrease)
	2020	2019	in Dollars	in %
Bonfire	$1,940	$2,188	$(248)	(11)%
CityBase	3,271	3,631	(360)	(10)%
eCivis	1,541	1,348	193	14%
Open Counter	696	615	81	13%
Questica	2,147	1,978	169	9%
Sherpa	522	544	(22)	(4)%
Corporate	1,437	2,022	(585)	(29)%
Total	$11,554	$12,326	$(772)	(6)%

Bonfire

Bonfire’s total operating expense decreased primarily due to a $0.2 million or 15% decrease in sales and marketing expenses.  The decrease in sales and marketing expenses was due primarily to a $0.1 million decrease in travel and trade shows resulting from the COVID-19 pandemic and a $0.1 million or 12% decrease in salaries and wages.  The decrease in salaries and wages was due primarily to a 21% decrease in average headcount from September 30, 2019 to September 30, 2020 driven mainly by our March 2020 restructuring.

CityBase

CityBase’s total operating expense decreased primarily due to a $0.3 million or 20% decrease in research and development expenses and a $0.2 million or 14% decrease in general and administrative expenses and offset by a $0.1 million or 23% increase in sales and marketing.  The decrease in research and development expenses was primarily due to a $0.5 million or 32% decrease in salaries and wages and partially offset by a $0.2 million increase in share-based compensation associated with the issuance of restricted stock units.  The decrease in salaries and wages was due primarily to a 34% decrease in average headcount from September 30, 2019 to September 30, 2020. The decrease in general and administrative expenses is due primarily to a $0.2 million or 30% decrease in salaries and wages.  The decrease in salaries and wages was due primarily to a 26% decrease in average headcount from September 30, 2019 to September 30, 2020.  The increase in sales and marketing was due primarily to a $0.2 million increase in share-based compensation associated with the issuance of stock options and a $0.1 million or 27% increase in salaries and wages.  The increase in salaries and wages was due primarily to a 17% increase in average headcount from September 30, 2019 to September 30, 2020.  These increases were partially offset by a $0.2 million decrease in travel and marketing largely resulting from the COVID-19 pandemic.

eCivis

eCivis’ total operating expense increased primarily due to a $0.2 million or 86% increase in general and administrative expenses. The increase in general and administrative costs was primarily driven by a $0.2 million increase in share-based compensation associated with the issuance of restricted stock units.

Open Counter

Open Counter’s total operating expenses was materially consistent year-over-year.

Questica

Questica’s total operating expenses increased primarily due to a $0.2 million increase in share-based compensation expense associated with the issuance of restricted stock units.

Sherpa

Sherpa’s total operating expenses was materially consistent year-over-year.

Corporate

Corporate expenses are primarily comprised of outside services including legal, accounting and consulting fees, payroll and related expenses, corporate insurance, and share-based compensation.  Corporate expenses decreased by $0.6 million due primarily to a $0.5 million decrease in salaries and wages and a $0.1 million decrease in travel costs largely resulting from the COVID-19 pandemic.  The decrease in salaries and wages is due primarily to a 52% decrease in average headcount from September 30, 2019 to September 30, 2020 driven mainly by our March 2020 restructuring.

Other operating expenses

Amortization of intangible assets

Amortization of intangible assets consists of the amortization of finite lived intangibles resulting from the Acquisition as described in Note 5 of the notes to our condensed consolidated financial statements.

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

Loss on repurchase/issuance of shares

Loss on repurchase/issuance of shares is comprised of the difference in fair value between the price in which shares are issued and the market value on the date of grant as described in Note 12 of the notes to our condensed consolidated financial statements.

Other income (loss)

Other income (loss) is comprised primarily of unrealized gains and losses associated with transactions in currencies that are not denominated in U.S. Dollars.

Nine Months Ended September 30, 2020 Compared to the Successor/Predecessor (“S/P”) Combined Period

Total revenues

Our total revenues were $35.0 million for the nine months ended September 30, 2020. Excluding the $0.6 million impact of purchase accounting, our total non-GAAP revenues for the nine months ended September 30, 2020 was $35.6 million compared to $28.5 million for the S/P Combined Period, representing a 25% increase. This increase was driven by an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers. The change in revenues for each operating segment is provided in the following table (in thousands, except percentages):

	Generally Accepted Accounting Principles (“GAAP”)						Non-GAAP
		February 19,	January 01,
		2019	2019
	Total	through	through	Total	Increase /	Increase /	Total	Total	Increase /	Increase /
	Revenues	September 30,	February 18,	Revenues	(Decrease)	(Decrease)	Revenues	Revenues	(Decrease)	(Decrease)
	2020	2019	2019	2019	in Dollars	in %	2020	2019	in Dollars	in %
Bonfire	$5,503	$2,385	$593	$2,978	$2,525	85%	$5,526	$3,498	$2,028	58%
CityBase	5,957	4,634	820	5,454	503	9%	6,352	5,833	519	9%
eCivis	4,831	3,200	673	3,873	958	25%	4,851	4,622	229	5%
Open Counter	1,907	929	298	1,227	680	55%	1,907	1,642	265	16%
Questica	12,319	6,311	1,913	8,224	4,095	50%	12,470	9,680	2,790	29%
Sherpa	4,510	2,575	631	3,206	1,304	41%	4,510	3,262	1,248	38%
Total	$35,027	$20,034	$4,928	$24,962	$10,065	40%	$35,616	$28,537	$7,079	25%

A reconciliation of non-GAAP revenues and other non-GAAP financial measures is included in the section titled “Reconciliation of Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q.

Total cost of revenues

Our total cost of revenues for the nine months ended September 30, 2020 increased primarily as a result of headcount additions to support our revenue growth and share-based compensation resulting from the grant of restricted stock units. The change in cost of revenues for each operating segment is due to the following (in thousands, except percentages):

`		February 19,	January 01,
	Total Cost	2019	2019	Total Cost
	of	through	through	of	Increase /	Increase /
	Revenues	September 30,	February 18,	Revenues	(Decrease)	(Decrease)
	2020	2019	2019	2019	in Dollars	in %
Bonfire	$1,120	$643	$124	$767	$353	46%
CityBase	4,419	3,168	746	3,914	505	13%
eCivis	2,274	1,087	267	1,354	920	68%
Open Counter	427	263	51	314	113	36%
Questica	2,609	1,468	296	1,764	845	48%
Sherpa	2,692	461	130	591	2,101	355%
Total	$13,541	$7,090	$1,614	$8,704	$4,837	56%

Bonfire

Bonfire’s total cost of revenues increased primarily due to a $0.2 million or 35% increase in salaries and benefits, a $0.1 million increase in share-based compensation expense associated with the issuance of restricted stock units, and a $0.05 increase in amortization of capitalized internal-use software. The increase in salaries and benefits was primarily driven by a 12% increase in average headcount from September 30, 2019 to September 30, 2020. Hosting tools and services were materially consistent with the comparative year-over-year period.

CityBase

CityBase’s total cost of revenues increased primarily due to a $0.2 million increase in bank fees and a $0.1 million increase in share-based compensation associated with the issuance of restricted stock units.

eCivis

eCivis’ total cost of revenues increased primarily due to a $0.7 million or 68% increase in salaries and benefits and a $0.1 million increase in share-based compensation associated with the issuance of restricted stock units.  The increase in salaries and benefits was primarily driven by a 34% increase in average headcount from September 30, 2019 to September 30, 2020 to support its professional services backlog.

Open Counter

Open Counter’s total cost of revenues increased primarily due to a $0.1 million increase in salaries and benefits.  The increase in salaries and benefits was primarily driven by a 33% increase in average headcount from September 30, 2019 to September 30, 2020.

Questica

Questica’s total cost of revenues increased primarily due to a $0.5 million or 36% increase in salaries and benefits and $0.2 million increase in share-based compensation resulting from the issuance of restricted stock units.  The increase in salaries and benefits was primarily driven by a 46% increase in average headcount from September 30, 2019 to September 30, 2020 to support its professional services backlog.

Sherpa

Sherpa’s total cost of revenues increased primarily due to a $1.1 million increase in salaries and benefits, a $0.2 million increase in share-based compensation expense and a $0.8 million in third-party royalties.

Operating expenses (sales and marketing, general and administrative, and research and development)

Our operating expenses (including sales and marketing, general and administrative and research and development expenses) for the nine months ended September 30, 2020 have increased primarily due to increases in headcount resulting from growth in the business. The change in operating expenses for each operating segment is due to the following (in thousands, except percentages):

		February 19,	January 01,
		2019	2019
	Operating	through	through	Operating	Increase /	Increase /
	Expenses	September 30,	February 18,	Expenses	(Decrease)	(Decrease)
	2020	2019	2019	2019	in Dollars	in %
Bonfire	$6,259	$7,559	$1,178	$8,737	$(2,478)	(28)%
CityBase	11,526	8,791	1,518	10,309	1,217	12%
eCivis	4,816	2,976	575	3,551	1,265	36%
Open Counter	2,300	1,289	202	1,491	809	54%
Questica	6,555	4,440	1,103	5,543	1,012	18%
Sherpa	1,419	1,180	147	1,327	92	7%
Corporate	5,511	6,265	—	6,265	(754)	(12)%
Total	$38,386	$32,500	$4,723	$37,223	$1,163	3%

Bonfire

Bonfire’s total operating expenses decreased due to a $1.4 million or 29% decrease in sales and marketing expenses, a $0.8 million or 31% decrease in general and administrative expenses, and a $0.3 million or 20% decrease in research and development expenses.  The decrease in sales and marketing expenses and general and administrative expenses were primarily driven by a $0.8 million and $0.7 million decrease, respectively, in share-based compensation associated with the issuance of stock options from the Acquisition.  Sales and marketing also decreased by $0.3 million and $0.2 million due to a decrease in travel and marketing and a decrease in salaries and wages, respectively. The decrease in research and development expenses was primarily driven by a $0.3 million increase in capitalization of internal-use software associated with the development of new products.

CityBase

CityBase’s total operating expenses increased due to a $1.4 million or 94% increase in sales and marketing expenses, a $0.5 million or 14% increase in general and administrative expenses and offset by a $0.7 million or 14% decrease in research and development expenses.  The increase in sales and marketing was due to a $0.8 million or 66% increase in salaries and wages and a $0.7 million increase in share-based compensation expense and offset partially by a decrease in travel.  The increase in salaries and wages was driven by a 53% increase in average headcount from September 30, 2019 to September 30, 2020 and the increase share-based compensation expense was due to the issuance of restricted stock units.  The $0.5 million increase in general and administrative expenses was due primarily by a $1.4 million increase in share-based compensation expense, offset largely by a decrease in third-party costs.  The $0.7 million decrease in research and development expenses was due primarily to a $0.9 million or 22% decrease in salaries and wages and a $0.2 million decrease in third-party expenses and partially offset by a $0.4 million increase in share-based compensation expense.  The decrease in salaries and wages was driven by a 20% decrease in average headcount from September 30, 2019 to September 30, 2020 largely attributable to the March 2020 restructuring.

eCivis

eCivis total operating expenses increased due to a $0.9 million or 84% increase in general and administrative expenses, a $0.2 million or 17% increase in sales and marketing expenses, and a $0.1 million or 13% increase in research and development expenses.  The increase in general and administrative expenses was due to a $0.4 million increase in share-based compensation, a $0.3 million increase in salaries and benefits and a $0.2 million increase in third-party costs.  The increase in sales and marketing expenses was due primarily to a $0.2 million increase in salaries and wages driven by a 28% increase in average headcount from September 30, 2019 to September 30, 2020.  The increase in research and development expenses was due primarily to a $0.1 million increase in salaries and wages driven by a 9% increase in average headcount from September 30, 2019 to September 30, 2020.

Open Counter

Open Counter’s total operating expenses increased primarily due to a $0.6 million increase in sales and marketing expenses driven by a $0.6 million increase in salaries and wages and a $0.2 million increase in share-based compensation expense.  The increase in salaries and wages was driven by a 600% increase in average headcount from September 30, 2019 to September 30, 2020.

Questica

Questica’s total operating expenses increased primarily due to a $0.9 million increase in share-based compensation associated with the issuance of restricted stock units.

Sherpa

Sherpa’s total operating expenses increased largely due to an increase in share-based compensation expense associated with the issuance of restricted stock units.

Corporate

Corporate expenses decreased by $0.8 million primarily due to a $0.6 million decrease in legal fees and a $0.5 million decrease in accounting and consulting fees and offset by a $0.3 million increase in share-based compensation expense.  The increase in share-based compensation is due to the issuance of restricted stock units.  The decrease in legal, accounting and consulting fees is largely due to operational efficiencies gained with the corporate hiring.

Other operating expenses

Amortization of intangible assets

Amortization of intangible assets consists of the amortization of finite lived intangibles resulting from the Acquisition as described in Note 5 of the notes to our condensed consolidated financial statements.

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

Loss on repurchase/issuance of shares

Loss on repurchase/issuance of shares is comprised of the difference in fair value between the price in which shares are issued and the market value on the date of grant as described in Note 12 of the notes to our condensed consolidated financial statements.

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

Below is a reconciliation of non-GAAP revenues, non-GAAP gross profit and non-GAAP gross margin and non-GAAP loss from operations to their most directly comparable GAAP financial measures (in thousands, except percentages):

	Three Months Ended
	September 30,	June 30,	September 30,
	2020	2020	2019
Revenues	$12,587	$11,164	$8,754
Purchase accounting adjustment to revenue	128	146	1,004
Non-GAAP Revenues	$12,715	$11,310	$9,758

Gross Profit	$7,967	$6,770	$6,171
Purchase accounting adjustment to revenue	128	146	1,004
Share-based compensation	225	132	—
Non-GAAP Gross Profit	$8,320	$7,048	$7,175

Gross Margin	63%	61%	70%
Non-GAAP Gross Margin	65%	62%	74%

Loss from operations	$(7,272)	$(7,801)	$(9,615)
Purchase accounting adjustment to revenue	128	146	1,004
Amortization of intangibles	3,683	3,642	3,830
Share-based compensation	2,024	1,019	556
Acquisition costs	—	—	442
Restructuring charges	2	198	—
Change in fair value of contingent consideration	—	—	(812)
Non-GAAP Loss from operations	$(1,435)	$(2,796)	$(4,595)

	Nine Months Ended September 30,
	2020	2019
Revenues - Successor Period	$35,027	$20,034
Revenues - Predecessor Period	—	4,928
Pro forma as Adjusted Revenues	35,027	24,962
Purchase accounting adjustment to revenue	589	3,575
Non-GAAP Pro forma as Adjusted Revenues	$35,616	$28,537

Gross Profit - Successor Period	$21,486	$12,944
Gross Profit - Predecessor Period	—	3,314
Pro forma as Adjusted Gross Profit	21,486	16,258
Purchase accounting adjustment to revenue	589	3,575
Share-based compensation	575	—
Non-GAAP Pro forma as Adjusted Gross Profit	$22,650	$19,833

Gross Margin - Successor Period	61%	65%
Gross Margin - Predecessor Period	N/A %	67%
Pro forma as Adjusted Gross Margin	61%	65%
Non-GAAP Pro forma as Adjusted Gross Margin	64%	69%

Loss from operations - Successor Period	$(31,593)	$(61,330)
Loss from operations - Predecessor Period	—	(1,555)
Pro forma as Adjusted Loss from operations	(31,593)	(62,885)
Purchase accounting adjustment to revenue	589	3,575
Amortization of intangibles	10,998	9,427
Share-based compensation	6,338	2,928
Acquisition costs	—	33,342
Restructuring charges	3,666	—
Change in fair value of contingent consideration	29	(849)
Non-GAAP Pro forma as Adjusted Loss from operations	$(9,973)	$(14,462)

Below is a reconciliation of non-GAAP revenues to revenues by operating segment (in thousands, except percentages):

	Three Months Ended September 30,
				Open			Total
	Bonfire	CityBase	eCivis	Counter	Questica	Sherpa	Revenues
Successor Revenues 2020	$2,100	$1,903	$1,878	$669	$4,389	$1,648	$12,587
Purchase accounting adjustment to revenues	—	128	—	—	—	—	128
Non-GAAP Revenues 2020	$2,100	$2,031	$1,878	$669	$4,389	$1,648	$12,715

Pro forma Revenues - S/P combined Period 2019	$1,174	$1,551	$1,638	$407	$3,083	$901	$8,754
Purchase accounting adjustment to revenues	136	157	219	125	367	—	1,004
Non-GAAP Pro forma as Adjusted Revenues 2019	$1,310	$1,708	$1,857	$532	$3,450	$901	$9,758

% change	60%	19%	1%	26%	27%	83%	30%

	Nine Months Ended September 30,
				Open			Total
	Bonfire	CityBase	eCivis	Counter	Questica	Sherpa	Revenues
Successor Revenues 2020	$5,503	$5,957	$4,831	$1,907	$12,319	$4,510	$35,027
Purchase accounting adjustment to revenues	23	395	20	—	151	—	589
Non-GAAP Revenues 2020	$5,526	$6,352	$4,851	$1,907	$12,470	$4,510	$35,616

Pro forma Revenues - S/P combined Period 2019	$2,978	$5,454	$3,873	$1,227	$8,224	$3,206	$24,962
Purchase accounting adjustment to revenues	520	379	749	415	1,456	56	3,575
Non-GAAP Pro forma as Adjusted Revenues 2019	$3,498	$5,833	$4,622	$1,642	$9,680	$3,262	$28,537

% change	58%	9%	5%	16%	29%	38%	25%

Liquidity and Capital Resources

As of September 30, 2020, we had a cash balance of approximately $6.2 million. Through September 30, 2020, our liquidity needs were satisfied through proceeds from our initial public offering that were released from the Trust Account (see Note 12-Shareholders’ Equity-to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q), proceeds from the PIPE Transaction (as defined below), proceeds from our June 2019 registered direct offering, proceeds from our February 2020 debt facility and loan proceeds from the Paycheck Protection Program.

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, we had an accumulated deficit of approximately $116.6 million and current liabilities exceeded current assets at September 30, 2020.  We also reported a net loss of approximately $31.6 million and approximately $13.5 million net cash used in operating activities for the nine months ended September 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern.

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

COVID-19 Update

In December 2019, the emergence of a novel coronavirus, or COVID-19, was reported and in March 2020, the World Health Organization, or WHO, characterized COVID-19 as a pandemic. We responded by immediately restricting non-essential travel and enabled work-from-home protocols. Shortly thereafter, and in line with guidance provided by government agencies and international organizations, we restricted all travel, mandated a work-from-home policy across our global workforce, and moved all in-person customer-facing events to virtual ones. We expect these restrictions to stay in effect during the fourth quarter of 2020. We also responded by launching the GTY COVID Emergency Response Program, where a number of GTY products were offered free for a few months to allow our customers to move quickly to solve their infrastructure problems and prevent interruption to government services.

As a result of the pandemic, we have seen purchasing decisions being deferred or delayed, delays in services revenue due to the delayed implementation of projects, and an impact on new business pipeline and large deals. We have also seen a decrease in travel-related expenses and advertising and trade show expenses.  We expect to see similar impacts in the fourth quarter of 2020.

The broader implications of the global emergence of COVID-19 on our business, operating results, and overall financial performance remain uncertain and they depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our partners or employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted. We are conducting business as usual with certain limitations to employee travel, employee work locations, and marketing events, among other modifications. We have observed other companies taking precautionary and preemptive actions to address COVID-19, and the effects it has had and is expected to have on business and the economy. During the first three quarters of 2020, we have seen certain new and existing customers halt or decrease investment in infrastructure, and we expect that certain of our current and potential customers will take actions to reduce operating expenses and moderate cash flows, including by delaying sales and requesting extended billing and payment terms. We will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.

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

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (amounts in thousands):

	Successor		Predecessor
		February 19, 2019	January 1, 2019
	Nine Months Ended	through	through
	September 30,	September 30,	February 18,
	2020	2019	2019
Net cash (used in) provided by operating activities	$(13,530)	$(49,843)	$284
Net cash (used in) provided by investing activities	$(2,850)	$37,230	$1,516
Net cash provided by (used in) financing activities	$14,136	$29,529	$(539)

Net Cash (Used in) Provided by Activities

Our net loss and cash flows from operating activities are significantly influenced by the Acquisition and our investments in headcount and infrastructure to support anticipated growth.

For the nine months ended September 30, 2020, net cash used in operations was $13.5 million resulting from our net loss of $31.6 million and changes in operating assets and liabilities of $0.7 million, offset by net non-cash expenses of $18.7 million. The $18.7 million of non-cash expenses was comprised of $11.0 million of amortization of intangible assets acquired as a result of the Acquisition, $6.3 million from share-based compensation resulting from our issuance of stock options and restricted stock units and a $1.4 million loss on issuance of shares, offset by $2.1 million of deferred tax benefits related to the tax and book basis difference on the amortization of intangible assets. The changes in operating assets and liabilities of $0.7 million was comprised primarily of a $1.4 million increase in accounts receivable, a $1.2 million decrease in accounts payable and a $1.6 million increase in prepaid expenses, offset by a $4.7 million increase in contract and other long-term liabilities.

For the 2019 Successor Period, net cash used in operations was $49.8 million resulting from our net loss of $59.2 million and changes in operating assets and liabilities of $0.6 million and offset by net non-cash expenses of $9.9 million. The $9.9 million of non-cash expenses was comprised of $9.4 million of amortization of intangible assets acquired as a result of the Acquisition and $2.9 million from share-based compensation offset by $2.8 million of deferred tax benefits related to the tax and book basis difference on the amortization of intangible assets. The changes in operating assets and liabilities of $0.6 million was comprised, in part, by a “Make Whole” payment of $0.8 million in conjunction with an agreement for investors to buy a portion of the Acquisition Redemption Shares at a price less than the previously agreed redemption price.

For the 2019 Predecessor Period, net cash provided by operations was $0.3 million resulting from our changes in operating assets and liabilities of $1.6 million and net non-cash expenses of $0.4 million offset by our net loss of $1.7 million. The $1.6 million of net cash flows provided as a result of changes in our operating assets and liabilities was primarily due to a $2.2 million decrease in accounts receivable resulting from seasonality in billings, offset by a $0.8 million decrease in accounts payable. The $0.4 million of non-cash expenses was primarily comprised of $0.2 million of depreciation of property and equipment.

Net Cash (Used in) Provided by Investing Activities

Our primary investing activities have consisted of investments in marketable securities and capital expenditures. In February 2019, we completed our Acquisition and the resulting cash flow impact is described below in the Successor Period.

For the nine months ended September 30, 2020, cash used in investing activities was $2.9 million resulting largely from $2.5 million of capital expenditures associated with lease improvements and furniture purchases at Questica’s new facility.

For the 2019 Successor Period, cash provided by investing activities was $37.2 million resulting from $217.6 million of proceeds from cash held in a trust and offset primarily due to the Acquisition which had a cash purchase price of $179.4 million net of cash acquired and $1.0 million of capital expenditures and capitalization of internal-use software.

For the 2019 Predecessor Period, cash provided by investing activities was $1.5 million due to a $1.5 million sale of marketable securities by Questica.

Net Cash Provided By (Used in) Financing Activities

For the nine months ended September 30, 2020, cash provided by financing activities was $14.1 million primarily due to $11.3 million of proceeds from the issuance of our term loan, net of issuance costs and $3.2 million of proceeds from loans provided under the Payment Protection Program, offset by $0.4 million in repayments of finance lease obligations.

For the 2019 Successor Period, cash provided by financing activities was $29.5 million primarily as a result of the private placement of Class A shares of $125.3 million and proceeds received from the successful registered direct offering of common stock of $25.5 million, net of costs and offset primarily by the redemption of shares in the amount of $114.0 million and $5.2 million of common stock repurchases.

For the 2019 Predecessor Period, cash used in financing activities was $0.5 million primarily as a result of member distributions of $0.5 million.

Critical Accounting Policies and Use of Estimates

See Note 4 of the notes to our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

The impact of recently issued accounting standards is set forth in Note 4, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. Other than the guarantees described in Note 7. Related Party Transactions to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q, we have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commitments

As of September 30, 2020, there were no significant changes to our contractual obligations from those presented as of December 31, 2019 in our Current Report on Form 10-K filed with the SEC on March 13, 2020.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

During the three months ended September 30, 2020, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Current Report Form 10-K filed with the SEC on March 13, 2020 for the year ended December 31, 2019.

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

With respect to the quarter ended September 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2020.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of November, 2020.

GTY TECHNOLOGY HOLDINGS INC.

/s/ TJ Parass
Name:	TJ Parass
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ John Curran
Name:	John Curran
Title:	Chief Financial Officer
(Principal Financial Officer)