Form 10-K
period 2020-12-31
GTY Technology Holdings Inc.
filed 2021-02-19
CIK 1682325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ◻ No ⌧

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $144 million based upon the closing sale price of our common stock of $4.17 on that date. As of February 19, 2021, there were 56,748,709 shares of common stock, $0.0001 par value, issued and 55,130,927 outstanding.

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

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. Specifically, forward-looking statements may include statements relating to:

•	the benefits of our February 2019 business combination (the “business combination”);
●	the future financial performance of the Company, including our revenues, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow and ability to achieve profitability;
●	the sufficiency of our cash to meet our liquidity needs;
●	changes in the market for our products;
●	expansion plans and opportunities; and
●	other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

You should not place undue reliance on these forward-looking statements in deciding whether to invest in our securities. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	public health crises, epidemics, and pandemics such as the COVID-19 pandemic;
●	the extent of the impact of the COVID-19 pandemic, including the duration, spread, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for the Company’s cloud-based suite of solutions and related products and services;
●	local, regional, national, and international economic conditions that have deteriorated as a result of the COVID-19 pandemic including the lack of funding for state and local governments, the risks of a global recession or a recession in one or more of our key markets, and the impact they may have on us and our customers and our assessment of that impact;
•	the risk that the ongoing integration of the businesses acquired in the business combination may disrupt current plans and operations;
●	the ability to recognize the anticipated benefits of the business combination, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;
●	costs related to the business combination;
●	changes in applicable laws or regulations;
●	the risk that we are unable to generate sufficient cash flow from our business to make payments on our debt;
●	the ability to raise or borrow additional funds on acceptable terms;
●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and
●other risks and uncertainties described in this Annual Report on Form 10-K under “Risk Factors.”

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

Item 1. Business.

GTY Business Overview

GTY is a software-as-a-service (“SaaS”) company that offers a cloud-based suite of solutions for the public sector in North America. GTY brings government technology companies together to achieve a new standard in citizen engagement and resource management.  GTY solutions provide public sector organizations with the ability to communicate, engage, interact, conduct business, and transact with their constituents in procurement, payments, grants management, budgeting, and permitting.

GTY operates  through  six subsidiaries: Bonfire Interactive Ltd., a Canadian company, and Bonfire Interactive Ltd., its U.S. subsidiary (together, “Bonfire”) provides strategic sourcing and procurement SaaS to enable confident and compliant spending decisions; CityBase, Inc. (“CityBase”) provides government payment solutions to connect constituents with utilities and government agencies; eCivis® Inc. (“eCivis”), offers a grants management system to maximize grant revenues and track performance; Open Counter Enterprises Inc. (“Open Counter”) provides government permitting SaaS to guide applicants through complex permitting and licensing procedures; Questica® Software Inc. and Questica USCDN Inc., Canadian companies, and Questica Ltd., a U.S. subsidiary (collectively, “Questica”) offer budget preparation and management SaaS and software to deliver on financial and non-financial strategic objectives; Sherpa Government Solutions LLC (“Sherpa”) provides public-sector budgeting SaaS, software and consulting services.

To attract, develop and retain personnel, we focus on a variety of factors. We design recruitment practices to attract and hire the best people in support of SaaS. Market-based compensation and benefits, adjusted to account for the specific states, provinces and countries in which we operate in North America, facilitate retention of the right people. Training provides our people with the skills they need to succeed in technology and in serving our public sector customers. Internal development opportunities, both in our business units and at GTY, facilitate career development and satisfaction from individual contributors to management to executives.

We were initially formed as a blank check company incorporated on August 11, 2016 as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Until the consummation of the business combination in 2019, we neither engaged in any operations nor generated any revenue.

On November 1, 2016, we consummated our initial public offering of 55,200,000 units, including the issuance of 7,200,000 units as a result of the underwriters’ exercise of their over-allotment option in full. Each unit consisted of one Class A ordinary share and one-third of one warrant. Each whole warrant entitled the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $552 million. Prior to the consummation of the initial public offering, in August 2016, GTY Investors, LLC (the “Sponsor”) purchased 8,625,000 Class B ordinary shares (“founder shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. On each of October 14 and October 26, 2016, we effected a share capitalization resulting in an aggregate of 11,500,000 and 13,800,000 founder shares outstanding, respectively. In October 2016, the Sponsor transferred 25,000 founder shares to each of our independent director nominees at the same per-share purchase price paid by the Sponsor.

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

On February 19, 2019, we consummated the business combination pursuant to which we acquired Bonfire, CityBase, eCivis, Open Counter, Questica, and Sherpa (the “Acquisition”). Until the Acquisition, GTY Technology Holdings Inc., a blank check company incorporated in the Cayman Islands (“GTY Cayman”) did not engage in any operations nor generate any revenues. 11,073,040 Class A ordinary shares were redeemed at a per share price of approximately $10.29 in connection with the shareholder vote to approve the business combination. In connection with the closing of the business combination, GTY Govtech, Inc. a Massachusetts corporation, became the parent company of and successor issuer by operation of Rule 12g-3(a) promulgated under the Exchange Act to our predecessor entity, GTY Cayman, and changed its name from GTY Govtech, Inc. to GTY Technology Holdings Inc.

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

Bonfire offers customers and their sourcing professionals a modern software as a service (“SaaS”) application that helps find, engage, evaluate, negotiate with, and award contracts to suppliers. Bonfire delivers effective workflow automation, data collection and analysis, and collaboration to drive cost savings, compliance, and strategic outcomes. All of Bonfire’s applications are delivered as a SaaS offering.

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

Each public body faces a similar challenge: how to procure the best good or service, for the best cost, within often rigid compliance and policy directives from elected bodies or other regulation.  This compliance- and policy-driven environment makes public sector procurement a significantly more complex and sensitive process than in the private sector. Public sector procurement teams are typically stewards of tax-payer resources, and are subjected to high sourcing scrutiny and ethics requirements. Such entities must balance competing interests like cost-savings, compliance, and quality to achieve uniquely positive outcomes.

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

Bonfire uniquely captures the complexity and depth of public sector sourcing workflows; the SaaS allows procurement teams to collect highly granular supplier data, analyze and evaluate it across discrete criteria, and ultimately help procurement teams make the best possible decision as a balance of compliance, cost-savings, quality and fit.

Products and Services

Bonfire provides a comprehensive and flexible suite of products that addresses the procurement needs of predominantly public sector customers across academia, public healthcare, local and state government, transit, utilities, and various other state and federal agencies. Bonfire derives all revenues from subscription-based SaaS.

A description of Bonfire’s suites of products and services follows:

eRFx & eTendering	● Control for requests for proposals, or RFPs or RFx, and bids, streamlining the entire sourcing workflow from posting to award
● Vendor-friendly online portal to post opportunities and receive structured submissions
● Evaluation tools that give deep insights into suppliers’ relative strengths/weaknesses, pricing, and other areas
● Real-time overview of projects and key performance indicators, or KPIs
Contracts	● Contract information in one centralized, searchable, online platform
● Heat-mapped calendar view, reminders and KPIs
● Easy creation of contracts from completed projects
Vendor Performance	● Visibility into vendor performance
● Configure custom surveys for end users and set a cadence to automatically send
● Real-time insights to address issues immediately

Strategy

Bonfire’s objective is to grow its revenue and earnings organically, supplemented by focused strategic acquisitions.  The key components of its business strategy are to:

●	Provide high quality, value-added products to its customers. Central to Bonfire’s success so far has been customer satisfaction and trust. Bonfire expects that it will continue to invest heavily in customer success.
●	Continue to expand its product offerings. Bonfire intends to continue to build innovative new products for its customers. These include products that leverage the data stored in customers’ networks to help customers achieve better sourcing outcomes through predictive analytics, machine learning, blockchain, intra-agency collaboration, and other next-generation technologies.
●	Expand its customer base. Continued customer growth is key for Bonfire’s strategy. Bonfire plans to continue building out its direct customer acquisition strategy while adding strategic channel relationships to aid.
●	Attract and retain highly qualified employees. Bonfire’s business is dependent on attracting and retaining excellent managers and employees for product development, go-to-market, administrative, and support activities. Bonfire believes that its mission, scale of the opportunity, and unique culture will allow it to continue recruiting excellent staff.
●	Pursue selected strategic acquisitions. Where appropriate, Bonfire plans to make strategic acquisitions of legacy portal providers as a way of quickening the adoption of Bonfire. This will allow Bonfire to grow revenues more rapidly than with a purely organic strategy, and to grow its supplier network and corresponding data.

Sales, Marketing and Customers

Bonfire markets its products and services through direct, in-house sales and marketing personnel located in Canada and the United States.

Sales of new products and services are typically generated from outbound marketing and sales campaigns, tradeshows and conferences, word-of-mouth and referrals, and thought-leadership campaigns.

Competition

Bonfire competes with numerous local, regional, and national firms that provide or offer some or many of the same solutions that it provides. Many of these competitors are smaller companies that may be able to offer less expensive solutions than Bonfire’s. Many of these firms operate within a specific geographic territory or are in a narrow product or service niche. Bonfire also competes with national firms, some of which have greater financial and technical resources than Bonfire does, including SAP Ariba. Bonfire also occasionally competes with central internal information service departments of local governments, which requires it to persuade the end-user department to discontinue service by its own personnel and outsource the service to Bonfire.

Bonfire competes on a variety of factors, including price, service, name recognition, reputation, technological capabilities, and the ability to modify existing products and services to accommodate the individual requirements of the customer. Bonfire’s ability to offer an integrated system of applications for several offices or departments can be a competitive advantage. Local governmental units often are required to seek competitive proposals through a request for proposal process and some prospective customers use consultants to assist them with the proposal and vendor selection process.

Suppliers

Substantially all the computers, peripherals, printers, scanners, operating system software, office automation software, and other equipment necessary for the implementation and provision of Bonfire’s SaaS systems and services are currently available from several third-party sources. Hardware is purchased on original equipment manufacturer or distributor terms at discounts from retail. Bonfire has not experienced any significant supply problems.

Research and Development

Bonfire invests substantial resources in research and development to improve its platform and develop new products and features. Bonfire’s research and development team is primarily responsible for the design, development, testing, and delivery of its products.

Intellectual Property, Proprietary Rights and Licenses

Bonfire regards certain features of its internal operations, SaaS, and documentation as confidential and proprietary and relies on a combination of contractual restrictions, trade secret laws and other measures to protect its proprietary intellectual property.  Bonfire currently does not rely on patents.  Bonfire believes that, due to the rapid rate of technological change in the SaaS industry, trade secrets and copyright protection are less significant than factors such as knowledge, ability and experience of its employees, frequent product enhancements, and timeliness and quality of support services. Bonfire typically licenses its SaaS products under non-exclusive agreements, which are generally non-transferable.

Employees

At December 31, 2020, Bonfire had 83 full-time employees. Bonfire’s employees are not covered by any collective bargaining agreement and Bonfire has never experienced a work stoppage. Bonfire believes that its relations with its employees are good.

Properties

Bonfire leases and occupies approximately 21,000 square feet of office space in Ontario, Canada. Such lease expires on June 30, 2022.

Government Regulation

Upon reasonable investigation, we are not aware of any current government regulations that negatively impact Bonfire’s business or ability to compete in its markets.

CityBase Business Overview

CityBase provides dynamic content, digital services, and integrated payments via a SaaS platform that includes functionality accessible via web and mobile, kiosk, point-of-sale, and other channels. CityBase SaaS integrates its platform to underlying systems of record, billing, and other source systems, and configures payments and digital services to meet the requirements of its customers. Its customers include government agencies and utility companies. CityBase, LLC was formed in Delaware on June 9, 2014. On June 21, 2016, CityBase, LLC was converted into a Delaware corporation, CityBase, Inc.

To complement and expand CityBase’s technology and customer base, on August 17, 2017, CityBase acquired 100% of the equity interests of the Department of Better Technology, Inc., a Delaware corporation, in exchange for shares of CityBase common stock.

Industry Background

Currently, the government technology industry is composed of many legacy technology vendors (which typically use significant customization for implementation), consulting firms, in-house development, and manual processes that have never been digitized. CityBase anticipates that government will follow the digital transformation of the private sector as constituents will expect such digitalization, and ultimately such digitalization is expected to yield cost reductions and improved service to constituents. CityBase also expects a continued momentum amongst government staff and leaders to modernize government services. This future is not defined, but facilitated by, technology and will improve the way that people experience government.

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

Payments

The CityBase platform helps local governments and utilities accept, track, and manage payments from their constituents. CityBase facilitates payments that provide a modern user experience, integrate seamlessly with its customers’ existing systems, and are consistent across a large enterprise. The payment technology is available via channels, including web and mobile web, kiosk, and point-of-sale terminals. Its revenue management solution allows customers to manage system-wide payment activity as well as reconcile to individual transactions in one place.

Customers

CityBase’s customers include local and county governments and investor or municipal utility companies. Four of CityBase’s customers accounted for approximately 75% and 78% of CityBase’s total revenues for the years ended December 31, 2020 and 2019, respectively.

Competition

The market for enterprise payment, data analytics, and communication platforms for local governments and utilities is competitive and evolving. CityBase faces competition from several types of internal approaches and independent providers:

●	Custom software or SaaS solutions developed by outside consultants or through internal efforts to provide partial- or full-suite offerings;
●	Software or SaaS vendors that have developed agency- or utility-specific systems for individual business cases, such as property tax payments, utility payments, or freedom of information requests;
●	Other SaaS solution providers; and
●	Payment processing solution vendors serving government and utilities.

Competitive factors in CityBase’s market may include the following:

●	Service
●	Price
●	Speed to implement
●	Citizen-centric design
●	Configurability and flexibility
●	Back office function for payment and banking reconciliation

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

Government Regulation

As a contractor to various government agencies, CityBase is subject to certain restrictions in how it operates. Such restrictions may exist at the individual customer level and may include regulations that govern the fees that CityBase collects for its services or the ability of the government counterparty to terminate its contractual obligations.

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

CityBase uses certain intellectual property licensed from third parties, including software made available to the public under open-source licenses. If any proprietary software does not continue to be available on commercially reasonable terms, CityBase believes that alternative software would be available, if necessary.

CityBase cannot be certain that its products and services do not and will not infringe the intellectual property rights of others. To the extent claims against CityBase are successful, it may have to pay substantial monetary damages or discontinue or modify certain products or services that are found to infringe another party’s rights.

Employees

As of December 31, 2020, CityBase had 71 full-time employees. CityBase also utilizes independent contractors to support certain technical and other functions, including implementation engineers, which assist on all phases of the web-based project lifecycle, from project definition through implementation.

CityBase employees are not covered by any collective bargaining agreement, and CityBase has never experienced a work stoppage. CityBase believes that its relations with its employees are good.

eCivis Business Overview

eCivis provides cloud-based grants management and cost allocation SaaS for state, local and tribal governments and other government entities. eCivis helps thousands of public agencies maximize their grant revenues, track financial and program performance, prepare cost allocation plans and budgets, and access free open data tools to make sense of federal data. eCivis’s solutions simplify grant pursuance, proposal development, budgeting, program implementation, performance, reporting, compliance and management of direct recipients and subrecipients in one single centralized enterprise system. eCivis was founded in Pasadena, California in 2000 with the help of local government leaders at the International City/County Management Association (ICMA).

Industry Background

eCivis has identified a major inefficiency in the flow of government funding between state and federal government and businesses, individuals and various local government entities. The grant funding process is inefficient, with the majority of local governments lacking essential human and technical resources to pursue and manage the grant process. Instead, staff members without formal training often attempt to fit grants management into their already heavy workload, without access to standardized forms, tools or processes, resulting in inefficient strategy and lost opportunities for funding. Data and information are rarely standardized and is entered into common back office tools such as spreadsheets and outdated grant management systems without comprehensive tracking and integration functions. Furthermore, currently existing fund management systems may be unable to monitor the proper use of funds, leading to potential mismanagement and even risk of loss and misappropriation of funds. Competitive grants are time sensitive and require immediate attention whereas procurement and internal sources take time to be approved. eCivis provides products and services that can be deployed quickly and with little technical support to address the time sensitive nature of these grant funds.

eCivis’s Products and Services

The eCivis solution consists of three core cloud-based products including eCivis Grants Network®, a full lifecycle grants management solution consisting of grants acquisition, grantee management, and grantor management SaaS, eCivis Allocate®, a cost allocation solution, and FundMax®, a full-service solution designed to maximize federal and non-federal funds, including maximizing cost reimbursements using a suite of innovative digital tools and expert support. eCivis also offers one-time implementation services including data integration, grants data migration and change management. Additionally, eCivis provides ongoing grants management training and cost allocation plan development and consulting.

eCivis Grants Network©; Grants Acquisition SaaS

eCivis Grants Network©; Grantee Acquisition SaaS provides customers with the ability to manage the entire planning and grant pursuance process by integrating each step from project creation to grant award, so that stakeholders can eliminate unnecessary steps and systems required to secure the right funding for their projects. Users can determine grant award eligibility and financial requirements, create and track projects requiring funding, track goals and objectives for funding, and assign various metrics to review and track organizational performance. The platform provides customers with the ability to search for federal, state and foundation grants, all identified, analyzed and summarized by eCivis’s full-time professional research staff. Such grants can be searched with an easy-to-use advanced multi-factor search engine and reviewed via organized standard tabs to effectively identify the most relevant grants. Users can review application files and e-mail grants to internal and external recipients, as well as save or assign grants to internal projects. Built-in compliance tools help determine and confirm whether internal proposals and costs align with applicable federal and non-federal guidelines.

eCivis Grants Network; Grantee Management SaaS

eCivis Grants Network Grantee Management SaaS Solution allows users to manage the entire grant process, from sourcing grant application to closeout as a grantee. Some of the key features of the Grants Management SaaS solution include the ability to: organize projects and grants by organizational departments, review an enterprise-wide view of all grant activities, and access advanced workflows and robust management reporting systems. Users can build and save template reports for internal and external reporting, setup required tasks at various post-award stages, integrate project tasks with e-mail calendars, manage the communication and approval of budget amendments, and access a myriad of other features and functions. Users are also able to organize and connect financial data to and from enterprise resource planning (“ERP”) and general ledger against grant budgets using data integration functions — over thirty data integrations with government ERP and general ledger are provided to serve this function. Additionally, eCivis also maps compliance requirements into standard available actions across the entire grant lifecycle, and provides a library of resource that can be accessed at any time to understand 2 CFR 200 guidelines.

eCivis Grants Network; Grantor Management SaaS

eCivis Grants Network; Grantor Management SaaS provides grantors and its applicants and grantees with the opportunity to interact with each other in a modern and scalable platform. Today’s grant portals are not built to make the experience great for the grantor and the grantee. A grantor solution will track performance history, organize reimbursement requests, streamline communication, manage reporting requirements to support payments to deliver transparency of all grantee activities across all of your departments and agencies. Some of the key features of this platform include the ability to create and track grant solicitation, score and record decisions on applicants, check eligibility data, track application history, track and share performance metrics for grant goals and objectives, allocate and track multiple funding sources, track pre-award grant activity by department, project, Category of Federal Domestic Assistance, and other categories.

eCivis AllocateTM; Cost Allocation SaaS

eCivis AllocateTM tracks and compares expenditures and allocation basis by fiscal years, and provides a concise methodology for budgeting and program delivery planning. The platform allows users to: maximize efficiency by minimizing time spent entering and reviewing data and producing cost and plans reports, maximize grant and program funding through cost recovery and allocation, provide a clear and concise methodology to assist in developing budgets and planning program delivery, and determine full, defensible, indirect costs to include in ICRPs, hour rates, user fees, and SB90 claims.

eCivis FundMaxTM; Cost Allocation SaaS

eCivis FundMaxTM is a full-service solution designed to maximize federal and non-federal funds, including maximizing cost reimbursements using a suite of innovative digital tools and expert support. The reimbursements from FundMaxTM can generate the required funding to properly implement and utilize eCivis solutions.

Consulting and Training

eCivis’s team of experienced consultants and support staff provide training to improve planning, acquisition and effective management of federal and non-federal grants. Further, eCivis’s strategic grant development and grant writing service helps stakeholders develop a comprehensive solution leading to sustainable grant success by helping customers, among other things: (i) thoroughly understand key initiatives and internal projects eligible for grant funding, (ii) research grants that align to internal initiatives and organizational priorities to fill existing gaps, (iii) access organizational capacity to apply for grants successfully, (iv) align internal procurement processes and resources to pursue grant opportunities in a more efficient and effective way, and (v) draft grant proposals and provide strategic advice and consulting services to shape priorities per grant funding notices. Finally, the platform also offers a wide array of expert guides and other resources to its users.

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

Research and Development

eCivis invests substantial resources in research and development to improve its platform and develop new products and features. eCivis’ research and development organization is primarily responsible for the design, development, testing, and delivery of its products and platform.

Employees

As of December 31, 2020, eCivis had 62 full-time employees. eCivis also employs independent contractors to support grant services, web development, research publishing and editing, fit-gap analysis, change management, implementation services and marketing. eCivis’s employees are not covered by any collective bargaining agreement and eCivis has never experienced a work stoppage. eCivis believes that its relations with its employees are good.

Intellectual Property

eCivis does not own any patents. eCivis owns the registered trademarks: “ECIVIS”, “GRANTS NETWORK”, “NONPROFIT ONE-STOP” and “COSTTREE”.

Government Regulation

There are no current government regulations that negatively impact eCivis’s business or ability to compete in its markets.

Open Counter Business Overview

Open Counter builds SaaS to streamline municipal permitting and licensing. The company markets permit discovery portals, which help constituents to learn about permit requirements and costs, as well as permit and licensing intake forms, which allow constituents to apply and pay for permits online. By automating the permit discovery and permit application steps, these tools reduce the need for in-person meetings, and streamline the review and approval process for agency staff.

Open Counter’s Products and Services

Open Counter offers the following permit discovery portals and applications:

●The Business Portal helps entrepreneurs understand the costs and complexity of establishing a business in a particular jurisdiction. The tool aims to provide a comprehensive picture of permitting requirements.
●The Residential Portal educates homeowners about the rules and regulations regarding residential additions, alterations, and new construction to help plan projects and remain in compliance with city code enforcement.
●The Special Events Portal helps applicants understand the process involved in hosting a special event in a public space by handling site selection, cost estimation, and event scheduling.
●ZoningCheck shows applicants where a particular project is permitted, conditionally permitted, or prohibited according to the local zoning code.  This helps applicants to understand where their project is allowed, and reduces the risk of projects moving forward in areas that are not zoned for the use. ZoningCheck is often paired with the Business, Residential and Special Events Portals, although it is also offered as a stand-alone product.
●Online Applications allow applicants to apply and pay for permit and license applications online. Incoming applications are routed to agency staff for review and approval. Approved permits are issued electronically through the tool.

As part of the deployment of these products, Open Counter also offers configuration services to set up and maintain the Portals on behalf of municipal customers.

Competition

There are a number of companies that offer permitting and licensing software or SaaS to municipal governments. These include Accela, Infor, and Tyler, among others. These companies built their software with an emphasis on the requirements of city staff users, with a lesser emphasis on the applicant experience.

By focusing on the applicant experience, Open Counter found a unique niche in the market: permit discovery. While competitors allow applicants to submit permit and license applications online, their SaaS typically assumes that the applicant knows which permits and licenses are required, and the costs of those permits and licenses. In contrast, Open Counter’s SaaS guides the applicant through the permit discovery process by calculating the impact of applicable zoning regulations on the choice of location and planned use, the permits required for the project, and the necessary permit fees. Open Counter’s SaaS also alerts applicants about the professional licensure requirements for specific permits, such as whether a licensed contractor, electrician or plumber is needed on their project team. By automating these determinations, Open Counter has addressed an in-person step referred to as a “pre-application meeting,” which is a time-consuming step for both applicants and city staff.

Because Open Counter is offered as a SaaS solution, its annual pricing is significantly lower than the legacy systems, which have traditionally been on-premise software under perpetual license agreements.

Some of Open Counter’s competition provide permit discovery products that explain the permitting process in general terms. While helpful, these materials do not provide information tailored to specific projects. For example, a restaurant with outdoor seating, live entertainment, and alcohol service may require a different set of permits (with higher costs), than one without those options.  Many cities offer PDF documents with this kind of information. For example, San Francisco and Los Angeles offer detailed “Business Portals,” but they are still based on templatized content.

By focusing on permit discovery, Open Counter has remained agnostic to the back-end systems used by cities. This means that we can launch Open Counter products in cities using Accela, Infor, or Tyler, and other competitors, without coming into direct competition with offerings from those companies.

Research and Development

Open Counter invests substantial resources in research and development to improve its platform and develop new products and features. Open Counter’s research and development organization is primarily responsible for the design, development, testing, and delivery of its products and platform.

Employees

As of December 31, 2020, Open Counter had 16 full-time employees. Open Counter’s employees are not covered by any collective bargaining agreement and Open Counter has never experienced a work stoppage.  Open Counter believes that its relations with its employees are good.

Intellectual Property

Open Counter owns a trademark on the Open Counter name. The company does not hold any patents.

Government Regulation

There are no current government regulations that negatively impact Open Counter’s business or Open Counter’s ability to compete in the markets it pursues.

Questica Business Overview

Questica offers budgeting SaaS, performance management, and transparency and data visualization solutions throughout North America. Questica was founded by TJ Parass in Ontario, Canada in 1998. Questica uses its 20 years of experience to provide public sector organizations with access to a complete budgeting, performance, transparency and citizen engagement toolkit to better enable data-driven budgeting and decision-making, while increasing data accuracy, saving time and improving stakeholder trust. Questica’s solutions are sold to 807 customers as of December 31, 2020, which include state and local governments and public sector organizations such as healthcare, education and not-for-profit organizations.

Questica’s Products and Services

Questica has four primary products: (i) Budget; (ii) Performance; (iii) OpenBook®; and (iv) BudgetBook powered by CaseWare.

Budget

Questica’s Budget is a web-based, multi-user budgeting preparation and management solution that provides all budgeting SaaS requirements in one easy-to-access place. Budget is a comprehensive, streamlined budgeting SaaS product that enables users to improve and shorten an organization’s budgeting cycle by ensuring an accurate and collaborative multi-user budgeting process. It provides multi-year capital budgeting, identifies expenditures and funding sources, provides salary and position planning and performance management modules, supports the creation of future looking financial statements, enables advanced analytics and provides an integrated dashboard that shows all critical data and other relevant information together in an interactive interface. Budget directly and seamlessly integrates with Questica’s other products, which are described below, as well as the Balancing Act budget simulator created by Engaged Public, a Colorado-based public policy consulting firm with which Questica has had a business relationship since August 2018.

Performance

Questica’s Performance is a management performance measurement tool which permits users to obtain a complete view of performance across an organization. Performance, which can integrate with Budget, leverages financial and statistical data from an unlimited number of budget and non-budget key performance indicators to effectively measure performance by tracking an organization’s progress in converting its objectives and goals into desired outcomes. Performance can incorporate data from a variety of other sources such as ERP systems.

OpenBook

Questica’s OpenBook is a data visualization SaaS that enables the presentation of financial and non-financial data with descriptive text, informational pop-ups, charts and graphs and includes fast information search functionality. OpenBook, which can integrate with Budget, can display capital infrastructure projects on a map, including the budget data, actual spend, funding sources and accompanying documentation, images, video and other multimedia assets.  By facilitating the sharing and communication of financials and other data, OpenBook is used by organizations to communicate strategic plans, fundraising and community initiatives, disclose to citizens how tax dollars are spent, and engage with stakeholders regarding plans, projects and issues. Organizations can also link related activities to showcase the depth and scope of capital projects that are happening in a city, region, state, province or country.

Budget Book powered by CaseWare

Questica’s Budget Book powered by CaseWare is a user-friendly and comprehensive document management and financial reporting tool that allows government agencies to create, collaborate, edit, approve and publish annual budget books. Budget Book integrates with Budget and leverages CaseWare's flexible, comprehensive, and automated PSAB reporting software solution. The budget book standards for the Government Financial Officers Association’s annual Distinguished Budget Presentation Award were used to develop the standard budget book preparation model for Budget Book’s interface, permitting agencies to easily prepare professional and compliant budget books that are often very time and resource intensive to produce.

Competition

The competitive landscape for budgeting SaaS, software, performance management, and transparency and data visualization solutions varies depending on the type of solution, the size of the organizations to be served and the geographical locations in which such organizations operate, but in most cases the solutions with which Questica competes are ERP solutions, Microsoft’s Excel and home-grown solutions designed by the organizations themselves.

Questica believes the principal competitive factors in its markets include:

●	Cost
●	Technology
●	User Interface
●	Customer Service
●	Integration
●	Public Sector Focus and Expertise
●	Product Breadth
●	Implementation Track Record

Questica believes that it competes favorably based on these factors.

While there are a number of competitors seeking to provide such solutions, the primary competitors include Oracle’s Hyperion Planning, Sherpa, ClearGov, Public Sector Digest Software, MyBudgetFile, Allovue Balance, Adaptive Insights (Workday), Kaufman Hall, OpenGov and Centage’s Budget Maestro, which each compete to differing degrees across the spectrum of organizations, geographical locations and vertical markets in which Questica operates. Questica has emerged as a market leader or strong market participant for each type of solution that it provides among these primary competitors.

Questica has focused on establishing relationships with potential customers as early in the process as possible through cold calling, email campaigns, trade show attendance and sponsorships, web marketing, partner referrals and Questica-sponsored regional events. Questica leverages existing customer references and its broad knowledge and understanding of the public sector and the unique budgeting challenges these customers face to compete with its primary competitors. Questica additionally differentiates itself by solely focusing its product development on the public sector and does not sell or market its products into any other types of customers.

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

Questica is not dependent on any one customer with no customers representing more than 10% of total revenues during each of the years ended December 31, 2020 and 2019.

Research and Development

Questica invests substantial resources in research and development to improve its platform and develop new products and features. Questica’s research and development organization is primarily responsible for the design, development, testing, and delivery of its products and platform.

Employees

As of December 31, 2020, Questica had 103 full-time employees. None of Questica’s employees are not covered by any collective bargaining agreement and Questica has never experienced a work stoppage. Questica believes that its relations with its employees are good.

Intellectual Property

Questica does not hold any patents but has registered trademarks for “QUESTICA” in the U.S. and Canada and has applied for trademarks for “OPENBOOK” and “WHERE BRILLIANT BEGINS” in the U.S. and Canada.

Government Regulation

There are no current government regulations that negatively impact Questica’s business or Questica’s ability to compete in the markets it pursues. However, there are regulations related to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the Americans with Disabilities Act (ADA) that are relevant to Questica’s customers that could in the future necessitate changes to Questica’s products to be compliant, and if not addressed, could negatively impact Questica’s ability to compete for new business.

Sherpa Business Overview

Sherpa is a leading provider of public sector budgeting SaaS, perpetual license software and consulting services that help state and local governments create and manage budgets and performance. Customers purchase Sherpa SaaS or perpetual license software and engage Sherpa consulting services to configure the software and train customers.  Following the implementation, customers continue to use the software while paying maintenance or subscription fees.

Sherpa’s customers benefit from a system that simplifies the budgeting process, encourages collaboration and provides detailed projections on substantial portions of their budgets. Increased access to data, including instant aggregation of the budget requests, means customers can spend more time analyzing data and less time collecting it and formatting outputs. Sherpa’s business consulting provides access to lessons learned from over 150 public sector budgeting implementations and consultants with a median of 22 years of experience in budgeting and performance management.

Sherpa’s contracts are composed of three types: (i) short-term services contracts for software implementation of three to twelve months; and (ii) on-going maintenance of one-to-five year renewable periods; and (iii) optional full service maintenance, which offers clients full system administration functions, renewable annually.  Due to the investment made in implementing the SaaS or perpetual license software and the quality of the solution and support, retention rates are very high.

Industry Background

Public sector budgeting has been traditionally performed by either spreadsheet that are compiled by a central office or home-grown systems. Due to the sheer amount of data and publication requirements needed by public sector organizations, using this traditional process can be challenging. Most budget processes experience a significant amount of data re-entry and re-stating, manual compilation and extensive data verification and often rely on a mostly manual preparation of required publications. While products that meet some budgeting software or SaaS requirements exist in the market, many are overly complicated to implement, priced at a point that exceeds the reservation points of most government organizations, or were built for private sector functions. Sherpa’s product is flexible enough to meet complex requirements while also scalable to lower budget customers.

Sherpa’s Products and Services

Sherpa provides public sector SaaS or perpetual license budgeting software to meet the needs of key stakeholders, executive and legislative branches, budget offices and department users. The key elements of Sherpa’s offerings are: (i) a highly configurable SaaS or perpetual license software; (ii) an experienced consulting team; and (iii) a long-term support model.

Highly Configurable SaaS and Software

Sherpa’s SaaS and software were designed to be configured by functional staff with no changes to the underlying code. Implementation teams are comprised of functional experts, not technical experts, who are able to understand business requirements and demonstrate configured SaaS or software immediately after requirements meetings. This means customers see their future solution throughout the process and can make refinements without having to wait for an entire build phase to complete.

Consulting

The members of Sherpa’s consulting team have a median of 22 years of targeted public sector budgeting experience and together have implemented over 150 public sector budgeting projects. This experience is invaluable to customers for several reasons. Customers can quickly explain their processes and Sherpa’s team will understand without multiple iterations, meaning customers dedicate a significantly lower amount of their time to engagements. When customers seek advice, Sherpa can refer them to dozens of relevant examples where other similar customers have faced similar challenges. Sherpa has many innovative customers whose collective thought leadership is channeled through Sherpa’s implementation team. Sherpa’s team has seen what has worked and what has not, so Sherpa can offer counsel on business processes redesign including recommended timing relative to the software project.

Support

Sherpa’s support model is designed to enable customers to use Sherpa’s software for the long term, traversing changes in economic conditions, leadership, policy, and staff. As part of Sherpa’s basic maintenance model, customers can reach out to their consulting team at any time to get assistance, answers to questions or support with activities that are rarely done, such as annual rollovers. This results in customers getting answers to questions immediately, without the struggles of reporting issues through a chain of support staff who are not familiar with the customer processes and configuration.

Revenues

Sherpa currently earn revenues from three main sources: (i) consulting services for implementations and business process design; (ii) SaaS and software fees; and (iii) maintenance fees. Consulting services are composed of one-time implementation fees and system administrator services, where Sherpa serves as the customer’s system administrator, typically to provide coverage in stretched budget offices or to cover turnover. Software fees are made up of both perpetual license fees and subscription fees. Maintenance fees are annual fees paid by perpetual license customers to have access to customer support and software upgrades.  Hosting services are also provided but are mostly pass-through to Sherpa’s hosting providers. Sherpa generally relies on approximately 30 customers for each of its three main revenue sources in a given fiscal year, which are mostly comprised of state and local governments.

Sales and Marketing

Sherpa’s primary method of securing sales to date is through responses to requests for proposals.  In addition, Sherpa’s target audience actively communicates with similar public sector organizations, which leads to word-of-mouth sales. To grow sales beyond responses to requests for proposals and word-of-mouth referrals, Sherpa employs the following sales and marketing strategies:

●	Limited conferences where decision-makers attend;
●	Partnerships with leading ERP Vendors
●	Pre-sales work to introduce customers to Sherpa’s offering; and
●	Selling via cooperative agreements.

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

Growing Existing Markets

Sherpa’s goals for growth focus on verticals with which Sherpa has had the most success: cities, counties and states. Sherpa’s targeted market of large, complex customers has a total available market of 450 counties, 300 cities, 49 states and 600 state agencies. There are also a large number of K-12 opportunities, which Sherpa pursues selectively due to their unique requirements.

New Markets

There are additional verticals where Sherpa’s product applies, such as federal government agencies which may be considered for long-term growth.

Technology and Operations

Sherpa’s technology leverages Microsoft’s widely used SQL Server, which is a relational database management system, and .NET software framework.  The power of Sherpa’s application is derived from Sherpa’s investment in on-screen configuration, all of which is stored in the database, meaning code updates do not have customer-specific features. Since each customer has unique requirements which must be met due to statutory requirements or policy, Sherpa’s solution was built to be flexible enough to meet these requirements without code changes or customer customizations. With Sherpa’s experience with multiple other budgeting systems, Sherpa’s product was built from the ground up with the specific focus on how to create outputs in an efficient manner.  Reports are fast and easy to create due to the strong design.

Sherpa’s technology infrastructure for hosted customers is provided by Amazon Web Services and is maintained by Sherpa’s vendor at Smart Panda Labs. We have multiple hosting sites. Approximately one-third of Sherpa’s customer base is serviced on-premises. Sherpa’s objective is to provide uninterrupted service 24 hours per day and seven days a week, and Sherpa’s operations maintain extensive backup, security and disaster recovery procedures.

Sherpa’s solutions are scalable and can be set up quickly for new customers. The average time to stand up a new environment is less than one day. Due to low incidences of system issues, most customers take upgrades only once per year, allowing them to complete their budget cycle uninterrupted.

Competition

Nearly every competitive request for proposals in the budget space will have five or more bidders. Historically, very few are truly competitive across all scoring areas. Sherpa believes that the principal factors upon which its businesses compete are:

●	SaaS and Software capabilities — Sherpa’s SaaS and software generally meets over 98% of requirements
●	Implementation team experience — Sherpa’s team members have extensive, targeted experience
●	Support model — Sherpa’s customers have direct contact with Sherpa’s implementation team without a tiered support model
●	References — References are strong, with surveys resulting in a 9.9/10 average score
●	Price — Sherpa is generally in the 50th percentile in pricing among competitors for large to mid-sized customers

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

All of Sherpa’s prospective customers have preexisting financial and human resources solutions, meaning that Sherpa also faces competition with legacy product offerings. Companies such as Infor, Workday, SAP and Oracle have a substantial market share of financial and human resources software and SaaS, which means they can up-sell their products, often without formal procurements. Sherpa has found, however, that most customers are not satisfied with enterprise resource planning budget products and are moving to best-in-breed for products such as budgeting, grants and strategic sourcing.

Sherpa’s primary competitors in the market vary by customer size:

●	Large, complex customers with over $10 billion in budget; competitors are larger, established companies such as Questica, Oracle, SAP and CGI. Integrators include Grant Thornton, Deloitte, Accenture, Ernst and Young.
●	Mid-sized customers with between $1 billion to $10 billion in budget; Questica and lower-priced integrators of expensive products such as Oracle or scaled-down offerings of the more expensive products.
●	Smaller customers with less than $1 billion in budget: Sherpa enters this space selectively, but there is more competition at this level due to price sensitivity.

Research and Development

Sherpa invests substantial resources in research and development to improve its platform and develop new products and features. Sherpa’s research and development organization is primarily responsible for the design, development, testing, and delivery of its products and platform.

Employees

As of December 31, 2020, Sherpa had 13 employees. Sherpa also employs independent contractors to support Sherpa’s hosting environments. Sherpa’s employees are not covered by any collective bargaining agreement and Sherpa has never experienced a work stoppage. Sherpa believes that its relations with its employees are good.

Government Regulation

There are no current government regulations that negatively impact Sherpa’s business or ability to compete in its markets. However, there are regulations related to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the Americans with Disabilities Act (ADA) that are relevant to Sherpa’s customers that could in the future necessitate changes to Sherpa’s products to be compliant, and if not addressed, could negatively impact Sherpa’s ability to compete for new business.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. Our SEC filings are also available to the public on the internet at a website maintained by the SEC located at http://www.sec.gov.

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

Our risk factors are grouped into the following categories:

●	Risks Relating to Our Business and Industries;
●	Risks Relating to SaaS, the Internet, and Technology;
●	Public Sector-Related Risk Factors; and
●	General Risk Factors.

Risks Relating to Our Business and Industries

The ongoing integration of the business, management and operations of Bonfire, CityBase, eCivis, Open Counter, Questica and Sherpa may prove difficult, disrupt our business and operations, divert management attention and adversely affect the business and financial results of our consolidated company.

We completed the business combination in February 2019, which we continue to believe will result in benefits and synergies, including our goal of establishing an efficiently integrated public sector SaaS company through our six operating subsidiaries. Together, we have believed and continue to believe they can offer solutions to North American state and local governments that may not otherwise be achievable by any one individual business on its own. However, our ability to realize these anticipated benefits depends on the final, successful integration of the six businesses. The consolidated company may fail to realize the anticipated benefits of the business combination for a variety of reasons, including the following:

●	the inability to complete the integration of the businesses in a timely and cost-efficient manner or do so without adversely impacting revenue, operations and cash flows;

●	the failure of our management team to successfully manage the consolidated business and operations of a public company;
●	expected synergies or operating efficiencies failing to materialize in whole or part, or not occurring within expected time-frames;
●	the failure to successfully manage relationships with each company’s customers and their operating results and businesses generally (including the diversion of management time to react to new and unforeseen issues);
●	the failure or inability to timely and efficiently integrate and establish new sales forces without materially adversely impacting our relationships with customers;
●	the failure to accurately estimate the potential markets and market shares for the consolidated business’s products, the nature and extent of competitive responses to the business combination and the ability of the consolidated to achieve or exceed projected market growth rates;
●	the inability to attract key personnel or to retain key personnel with unique talents, expertise or background knowledge as a consequence of both voluntary and involuntary employment actions;
●	the failure to successfully advocate the benefits of the consolidated for existing and potential customers or general uncertainty regarding the value proposition of the combined entity or its products;
●	difficulties forecasting financial results;
●	failures in our financial reporting, including those resulting from system implementations in the context of the integration, our ability to report or forecast financial results of the consolidated and our inability to successfully discover and assess and integrate into our reporting system, any of which may adversely impact our ability to make timely and accurate filings with the SEC and other domestic and foreign governmental agencies; and
●	the potential that we continue to not be fully aware of the risks and potential liabilities of any of Bonfire, CityBase, eCivis, Open Counter, Questica or Sherpa.

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

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. As of December 31, 2020, we had $385.7 million of goodwill and net intangible assets, comprising approximately 89% of our total assets. If actual results differ from the assumptions and estimates used in our goodwill and long-lived asset valuation calculations, we could incur impairment charges, which would negatively impact our earnings.

During the year ended December 31, 2020 and the period beginning February 19, 2019 through December 31, 2019 (the “2019 Successor Period”), we recognized a non-cash goodwill impairment charge of $2.0 million and $32.2 million related to the Acquisition, respectively. The fair value of the goodwill related to the Acquisition continues to be sensitive to changes in projections for revenue growth and earnings. Numerous risks may cause that fair value to fall below its carrying amount or the value of long-lived assets to not be recoverable. These risks include, but are not limited to, significant negative variances between actual and expected financial results, lowered expectations of future financial results, failure to fully realize anticipated synergies from acquisitions, adverse changes in the business climate, and the loss of key personnel. If we are not able to achieve projected performance levels, future impairments could be possible, which could negatively impact our earnings.

Certain liabilities resulting from acquisitions are estimated and could lead to a material impact on earnings.

As a result of our acquisition activities, we recorded liabilities for future contingent earnout payments that are settled in cash or through the issuance of common stock. Not all of those payments have been made, and the fair value of these liabilities is assessed on a quarterly basis. Changes in assumptions used to determine the amount of such liabilities or a change in the fair value of our common stock could lead to an adjustment that may have a material impact, favorable or unfavorable, on our results of operations. For additional information regarding our contingent earnout liabilities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” and Note 3 of our Financial Statements.

Our failure to generate sufficient cash flows from our business to make payments on our debt would adversely affect our business, financial condition and results of operations.

On November 13, 2020, we entered into a Loan and Security Agreement by and among the Company, each of the subsidiary guarantors from time to time party thereto (each a “Guarantor,” and, collectively, the “Guarantors”), the financial institutions from time to time party thereto (each, a “Lender,” and, collectively, “Lenders”), and Acquiom Agency Services LLC, a Colorado limited liability company, as agent for the Lenders (the “Loan and Security Agreement” and the facility thereunder, the “Credit Facility”). The Credit Facility is a senior secured term loan facility that provides for borrowing of term loans in an aggregate principal amount of $25,000,000. The Credit Facility has a maturity date of 30 months from the borrowing of the term loans. On the closing date, we fully drew on the Credit Facility. The Credit Facility replaced our prior $12,000,000 unsecured credit facility. The Loan and Security Agreement is supported by a security interest in our assets and the assets of the Guarantors party to the Loan and Security Agreement and to related guaranty agreements. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance the Credit Facility and any additional debt obligations we may incur depends on our future performance, which is subject to economic, financial, competitive, and other factors that may be beyond our control. Our business may not generate cash flows from operations in the future sufficient to service our debt and to make necessary capital expenditures. If we are unable to generate sufficient cash flows or if our results of operations cause us to fail to comply with our financial covenants, we may be required to take one or more actions, including refinancing our debt, significantly reducing expenses, renegotiating our debt covenants, restructuring our debt, selling assets or obtaining additional capital, each of which may be on terms that may be onerous, highly dilutive or disruptive to our business. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on commercially reasonable or acceptable terms, which could result in a default on our obligations, including under the Credit Facility.

Our Credit Facility restricts our operations, particularly our ability to respond to changes or to take certain actions regarding our business.

The Loan and Security Agreement  contains various customary covenants that limit or prohibit the Company’s ability to, among other things, (i) incur or guarantee additional indebtedness; (ii) pay certain dividends on its capital stock or redeem, repurchase, retire, or make distributions in respect of its capital stock or subordinated indebtedness or make certain other restricted payments; (iii) make certain loans, acquisitions, capital expenditures or investments; (iv) sell certain assets, including stock of its subsidiaries; (v) enter into certain sale and leaseback transactions; (vi) create or incur certain liens; (vii) consolidate, merge, sell, transfer, or otherwise dispose of all or substantially all of its assets; (viii) enter into certain transactions with its affiliates; and (ix) engage in certain business activities. A violation of the covenants under the Loan and Security Agreement may result in default or an event of default.

The Loan and Security Agreement also contains customary events of default that include, among other things, certain payment defaults, covenant defaults, cross-defaults to other indebtedness, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. Upon the occurrence of an event of default under the Loan and Security Agreement, the agent, at the direction of the lenders holding greater than 50% of the amounts outstanding, could elect to declare all amounts of such indebtedness outstanding to be immediately due and payable and terminate any commitments to extend further credit.

Furthermore, if we are unable to repay the amounts due and payable under the Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event that our lenders accelerated the repayment of the borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the Credit Facility would likely have a material adverse effect on us. As a result of these restrictions, we may be limited in how we conduct business, unable to raise additional debt or equity financing to operate during general economic or business downturns, or unable to compete effectively or take advantage of new business opportunities.

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

Risks Relating to SaaS, the Internet and Technology

Cyber-attacks and security vulnerabilities can disrupt our business and harm our competitive position.

Threats to information technology security can take a variety of forms. Individuals and groups of hackers, and sophisticated organizations including state-sponsored organizations, may threaten our customers’ information technology. These individuals, groups and organizations may develop and deploy malicious software to attack our products and services and gain access to our networks and data centers, or act in a coordinated manner to launch distributed denial of service or other coordinated attacks. Cyber threats are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers. Breaches of our network or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to our customers and protect the privacy of our data, result in product development delays, compromise confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our business. Our business policies and internal security controls may not keep pace with these evolving threats.

Disclosure of personally identifiable information or other sensitive customer data could result in liability and harm our reputation.

We store and process increasingly large amounts of personally identifiable and other confidential information of our customers. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to data security. Despite our efforts to improve security controls, it is possible that our security controls over personal data, training of employees on data security, and other practices may not prevent the improper disclosure of customer data that we store and manage. Disclosure of personally identifiable information or other sensitive customer data could result in material liability and harm our reputation. Additionally, data privacy and security are evolving areas of the law and our business may become subject to new and expanding regulations. Application of these new and changing laws to our business may increase risks and compliance costs.

Hosting services for some of our products and services are dependent upon the uninterrupted operation of data centers.

A material portion of our business is provided through SaaS. These hosting services depend on the uninterrupted operation of data centers and the ability to protect computer equipment and information stored in these data centers against damage that may be caused by natural disaster, fire, power loss, telecommunications or internet failure, acts of terrorism, unauthorized intrusion, computer viruses, and other similar damaging events. If any of our data centers were to become inoperable for an extended period, we might be unable to fulfill our contractual commitments. Although we take what we believe to be reasonable precautions against such occurrences, we can give no assurance that damaging events such as these will not result in a prolonged interruption of our services, which could result in customer dissatisfaction, loss of revenue, and damage to our business.

We run the risk of errors or defects with new products or enhancements to existing products.

Our SaaS products and related services are complex and may contain errors or defects, especially when first introduced or when new versions or enhancements are released. We cannot assure you that material defects and errors will not be found in the future. Any such defects could result in a loss of revenues, negative publicity, or delay market acceptance. Our license and subscription agreements typically contain provisions designed to limit our exposure to potential liability. However, it is possible we may not always successfully negotiate such provisions in our customer contracts or the limitation of liability provisions may not be effective due to existing or future federal, state, or local laws, ordinances, or judicial decisions, or customers declining to negotiate these provisions. We cannot assure you that a successful claim could not be made or would not have a material adverse effect on our future operating results.

We must timely respond to technological changes to be competitive.

The market for our products is characterized by technological change, evolving industry standards in SaaS technology, changes in customer requirements, and frequent new product and service introductions and enhancements. The introduction of products and services embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. As a result, our future success will depend, in part, upon our ability to enhance existing products and develop and introduce new products and services that keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance. We cannot assure you that we will successfully identify new product and service opportunities and develop and bring new products and services to market in a timely and cost-effective manner. The products, capabilities, or technologies developed by others could also render our products or technologies obsolete or noncompetitive. Our business may be adversely affected if we are unable to develop or acquire new SaaS products or related services or develop enhancements to existing products on a timely and cost-effective basis, or if such new products or services or enhancements do not achieve market acceptance.

We may be unable to protect our proprietary rights.

Many of our product and service offerings incorporate proprietary information, trade secrets, know-how, and other intellectual property rights. We rely on a combination of contracts, copyrights, and trade secret laws to establish and protect our proprietary rights in our technology. We cannot be certain that we have taken all appropriate steps to deter misappropriation of our intellectual property. There has also been significant litigation recently involving intellectual property rights. We are, and in the future may be, a party to litigation to protect our proprietary information, trade secrets, know-how, and other intellectual property rights. We cannot assure you that third parties will not assert infringement or misappropriation claims against one or more of the products or services with respect to current or future products or services. Any claims or litigation, with or without merit, could be time consuming, costly, and a diversion to management. Any such claims and litigation could also cause product delivery delays or service interruptions or require us to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Therefore, litigation to defend and enforce our intellectual property rights could have a material adverse effect on our business, regardless of the final outcome of such litigation.

Customers may elect to terminate our maintenance contracts and manage operations internally.

It is possible that our customers may elect to not renew maintenance contracts for our software, trying instead to maintain and operate the software themselves using their perpetual license rights (excluding software applications provided on a hosted or cloud basis). This could adversely affect our revenues and profits. Additionally, they may inadvertently allow our intellectual property or other information to fall into the hands of third parties, including our competitors, which could adversely affect our business.

Material portions of our business require the internet infrastructure to be further developed or adequately maintained.

Part of our future success depends on the use of the internet to access public information and perform transactions electronically. This in part requires the further development and maintenance of the internet infrastructure. Among other things, this further development and maintenance will require a reliable network backbone with the necessary speed, data capacity, and security, and the timely development of complementary products for providing reliable internet access and services. If this infrastructure fails to be further developed or be adequately maintained, our business would be harmed because users may not be able to access our government portals.

Security breaches or unauthorized access to payment information, including credit card and debit card data, or personal information that we, or our service providers, store, process, use, or transmit for our business may harm our reputation, cause service disruptions, and adversely affect our business and results of operations.

A significant challenge to electronic commerce is the secure transmission of payment information or personal information over information technology networks and systems that process, transmit and store electronic information, and manage or support a variety of business processes. The collection, maintenance, use, disclosure, and disposal of payment information and personal information by our business is regulated at state and federal levels, and cybersecurity legislation, executive orders, and reporting requirements continue to evolve and become more complex. Because we either directly or indirectly through service providers (i) provide the electronic transmission of sensitive and personal information released from and filed with various government entities and (ii) perform online payment and electronic check processing services, we face the risk of a security breach, whether through system attacks, hacking events, acts of vandalism or theft, malware, viruses, human errors, catastrophes, or other unforeseen events that could lead to significant disruptions or compromises of information technology networks and systems or the unauthorized release or use of payment information or personal information. Additionally, vulnerabilities in the security of our own internal systems or those of our service providers could compromise the confidentiality of, or result in unauthorized access to, personal information of our employees.

We rely on encryption and authentication technology purchased or licensed from third parties to provide the security and authentication tools to effectively secure transmission of confidential information, including user credit card and debit card information and banking data. Advances in computer capabilities, new discoveries in the field of cryptography, threats that evolve ahead of tools designed to counter them, or other developments may result in the breach or compromise of technology used by them to protect transaction data. Data breaches can also occur as a result of non-technical issues, such as so-called “social engineering,” or “phishing,” where individuals are manipulated into divulging confidential or personal information.

Despite the various security measures that we have in place to protect payment and personal information from unauthorized disclosure and to comply with applicable laws and regulations, our information technology networks and systems and those of our third-party vendors and service providers cannot be made completely secure against security breaches or disruptions. Even the most well protected information, networks, systems, and facilities remain vulnerable to security breaches or disruptions because (i) the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected for an extended period and (ii) the security methodologies, protocols, systems, and procedures used for protection are implemented by humans at each level, and human errors may occur. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, or if such measures are implemented, and even if appropriate training is conducted in support of such measures, human errors may still occur. It is impossible for us to entirely mitigate this risk. A party, whether internal or external, able to circumvent our security measures, or those of our service providers, could misappropriate information, including but not limited to payment information and personal information, or cause interruptions or direct damage to our partners or our users.

Under payment card rules and our contracts with our credit card processors, if there is a breach of payment card information that we store, process, or transmit, we could be subject to fines and be required to pay damages. We could also be liable to customers and vendors for costs of investigation, notification, remediation, and credit monitoring and for any damages to users under applicable laws or our customer and vendor contracts.

In addition, any noncompliance with privacy and security laws or a security breach involving the misappropriation, loss or other unauthorized access, use, or disclosure of payment information or personal information, or other significant disruption involving our information technology networks and systems, or those of our service providers (whether or not caused by a breach of our contractual obligations or our negligence), may lead to negative publicity, impair our ability to conduct our business, subject us to private litigation and government investigations and enforcement actions, and cause us to incur potentially significant liability, damages, or remediation costs. It may also cause the governments with whom we contract to lose confidence in us, any of which may cause the termination or modification of our government contracts and impair our ability to win future contracts. Actual or anticipated attacks and risks affecting our environment, our service providers’ environments, or our government customers’ environments may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to train employees, and to engage third-party security experts and consultants. Our insurance coverage may be insufficient to cover or protect against the costs, liabilities, and other adverse effects arising from a security breach or system disruption. If we fail to reasonably maintain the security of confidential information, we may also suffer significant reputational and financial losses, and our results of operations, cash flows, financial condition, and liquidity may be adversely affected.

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

Our future success will depend on our ability to enhance and improve the responsiveness, functionality, and features of our services in accordance with industry standards and to address the increasingly sophisticated technological needs of our customers on a cost-effective and timely basis. Our ability to remain competitive will depend, in part, on our ability to:

●	enhance and improve the responsiveness, functionality, and other features of the government services we offer;
●	continue to develop our technical expertise;
●	develop and introduce new services, applications, and technology to meet changing customer needs and preferences; and
●	influence and respond to emerging industry standards and other technological changes in a timely and cost-effective manner.

We cannot ensure that we will be successful in responding to the above technological and industry challenges in a timely and cost-effective manner. If we are unable to integrate new technologies and industry standards effectively, our business could be harmed.

Public Sector-Related Risk Factors

Selling products and services into the public sector poses unique challenges.

We derive substantially all of our revenues from sales of SaaS and related services to state, county, and city governments; utilities; tribal governments; and other public entities. We expect that sales to public sector customers will continue to account for substantially all of our revenues in the future. We face many risks and challenges associated with selling to and contracting with governmental entities, including:

●	long and complex sales cycles that vary significantly according to each government entity’s policies and procedures;
●	the potential need for governments to draft and adopt specific legislation before they can circulate a request for proposal or other solicitation to which we can respond or before they can otherwise award a contract or provide a new digital service;
●	varying bid procedures and internal processes for bid acceptance;
●	contract payments at times being subject to achieving implementation milestones, and differences with customers as to whether milestones have been achieved;
●	political resistance to government agencies contracting with third parties to receive or distribute public information, which governments traditionally have offered without charge;

●	legislative changes that temporarily or permanently affect governments’ authority to contract with third parties or receive or distribute public information or that increase our costs or result in a temporary or permanent suspension of our services;
●	regulations that govern the fees governments collect for many of our services, limiting their control over the level of transaction-based fees governments are permitted to retain;
●	various other political factors, including changes in governmental administrations and personnel that, among other things, could impact existing requests for proposals and other procurements, rebids, renewals, or extensions;
●	challenges to contractual terms and conditions that are common in the private sector, including customary warranties, limitations on liability, and indemnification;
●	government budget deficits and appropriation approval processes and periods, any of which could cause governments to curtail spending on services, including time- and materials-based fees for application development, fixed fees for portal management, and material reductions in tax revenue resulting from the COVID-19 pandemic; and
●	resource limitations caused by budgetary constraints or non-appropriation of funds that may result in a termination of, or reduction in revenue from, executed contracts due to a lack of future funding.

Each of these risks is outside our control. If we fail to adequately adapt to these risks and uncertainties, our financial performance could be adversely affected.

A prolonged economic slowdown could harm our operations.

A prolonged economic slowdown or recession could reduce demand for our SaaS products and services. Local and state governments may face financial pressures caused by reduced tax revenue that could in turn affect our growth rate and profitability in the future, including as a result of the public health crises, epidemics, and pandemics such as the COVID-19 pandemic (for which state and local governments have not thus far received relief from the federal government). Local and state spending levels may be affected by declining or stagnant general economic conditions, and if budget shortfalls occur, they may negatively impact local and state information technology spending and could adversely affect our business.

The open bidding process creates uncertainty in predicting future contract awards.

Many governmental agencies purchase products and services through an open bidding process. Generally, a governmental entity will publish an established list of requirements requesting potential vendors to propose solutions for the established requirements. To respond successfully to these requests for proposals, we must accurately estimate their cost structure for servicing a proposed contract, the time required to establish operations for the proposed customer, and the likely terms of any other third-party proposals submitted. We cannot guarantee that we will win any bids in the future through the request for proposal process, or that any winning bids will ultimately result in contracts on favorable terms. Our failure to secure contracts through the open bidding process, or to secure such contracts on favorable terms, may adversely affect our revenue and gross margins.

We face significant competition from other vendors and potential new entrants into our markets.

We face competition from a variety of software and SaaS vendors that offer products and services similar to those offered by us, as well as from companies offering to develop custom software and SaaS. We compete based on a number of factors, including the following:

●	the breadth, depth, and quality of our product and service offerings;
●	the ability to modify our offerings to accommodate particular customers’ needs;
●	technological innovation; and
●	name recognition, reputation, and references.

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

We also compete with internal, centralized information technology departments of governmental entities, which requires us to persuade the end users to stop internal services and outsource to us. In addition, our customers and prospective customers could elect to provide information management services internally through new or existing departments, which could reduce the market for our services.

We could face additional competition as other established and emerging companies enter the public sector SaaS application market and new products and technologies are introduced. Increased competition could result in pricing pressure, fewer customer orders, reduced gross margins, and loss of market share. Current and potential competitors may make strategic acquisitions or establish cooperative relationships or business combinations among themselves or with third parties, thereby increasing the ability of their products and services to address the needs of our prospective customers. It is possible that new competitors or alliances may emerge and rapidly gain significant market share. We cannot assure you that we will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon our business.

Our ability to grow revenues may be limited by the number of governments and government agencies that choose to provide digital government solutions such as those we offer.

Our revenues are generated principally from contracts with state and local governments and government agencies to provide digital government solutions on behalf of those government entities to complete transactions and distribute public information digitally. The growth in our revenues largely will depend on government entities adopting solutions such as those offered by us. We cannot ensure that government entities will choose to provide digital government services or continue to provide digital government services at current levels, or that they will provide such services with private assistance or by adopting solutions such as those we offer. The failure to secure contracts with certain government agencies could result in revenue levels insufficient to support our operations on a self-sustained, profitable basis.

We are subject to independent audits as requested by our government customers. Deficiencies in our performance under a government contract could result in contract termination, reputational damage, or financial penalties.

Each government entity with which we contract for outsourced portal services may have the authority to require an independent audit of our performance and financial management of contracted operations. The scope of audits could include inspections of income statements, balance sheets, fee structures, collections practices, service levels, security practices, and our compliance with contract provisions and applicable laws, regulations, and standards. The expansion of our operations into new markets and services may further expose us to requirements and potential liabilities under additional statutes and rules that have previously not been relevant to our business. We cannot ensure that a future audit will not find any material performance deficiencies that would result in an adjustment to our revenues or result in financial penalties. Moreover, any consequent negative publicity could harm our reputation among other governments with which we would like to contract. These factors could harm our business, results of operations, cash flows, and financial condition.

General Risk Factors

Fluctuations in quarterly revenue could adversely impact our operating results and stock price.

Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter for a variety of reasons, including:

●	Prospective customers’ contracting decisions are often made in the last few weeks of a quarter;
●	The size of SaaS transactions can vary significantly;
●	Customers may unexpectedly postpone or cancel procurement processes due to changes in strategic priorities, project objectives, budget, or personnel;

●	Customer purchasing processes vary significantly and a customer’s internal approval, expenditure authorization, and contract negotiation processes can be difficult and time consuming to complete, even after selection of a vendor;
●	The number, timing, and significance of SaaS product enhancements and new SaaS product announcements by us and our competitors may affect purchase decisions;
●	We may have to defer revenues under our revenue recognition policies; and
●	Customers may elect subscription-based arrangements, which result in lower revenues in the initial year as compared to traditional, on-premise software license arrangements, but generate higher overall subscription-based revenues over the term of the contract.

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

We realize lower margins on service revenues than on revenue from SaaS subscription or software licenses. The majority of our contracts include both SaaS and professional services. Therefore, an increase in the percentage of professional service revenue compared to SaaS revenue could have a detrimental impact on our overall gross margins and could adversely affect operating results.

Our stock price may be volatile.

The market price of our common stock may be volatile. Examples of factors that may significantly impact our stock price include:

●	actual or anticipated fluctuations in our operating results;
●	announcements of technological innovations, new products, or new contracts by us or our competitors;
●	developments with respect to patents, copyrights, or other proprietary rights;
●	conditions and trends in the SaaS and other technology industries;
●	adoption of new accounting standards affecting the SaaS industry;
●	changes in financial estimates by securities analysts; and
●	general market conditions and other factors.

In addition, the stock market historically has experienced significant price and volume fluctuations that have particularly affected the market prices of technology company stocks and may in the future adversely affect the market price of our stock. Sometimes, securities class action litigation is filed following periods of volatility in the market price of a particular company’s securities. We cannot assure you that similar litigation will not occur in the future with respect to us. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our financial performance.

Future sales of shares by existing stockholders could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of many shares of common stock intend to sell shares, could reduce the market price of our common stock. A significant number of our shares became free of resale restrictions on February 19, 2020, which was one year from the business combination. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our securities.

Exercise of warrants for common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2020, we had warrants to purchase 27,093,334 shares of common stock outstanding. Each whole warrant is exercisable to purchase one share of common stock at $11.50 per share. While our stock price currently is substantially under the exercise price of the warrants – they are, in other words, underwater – to the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then-existing holders of common stock and increase the number of shares eligible for resale in the public market. Moreover, this warrant overhang may limit future increases in the price of our common stock if the trading price nears the exercise price of the warrants.  Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

Our financial outlook may not be realized.

From time to time, in press releases and otherwise, we may publish forecasts or other forward-looking statements regarding our results, including estimated revenues or earnings. Any forecast of our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and as a matter of course, any number of them may prove to be incorrect. Further, the achievement of any forecast depends on numerous risks and other factors (including those described in this Risk Factors section), many of which are beyond our control. As a result, we cannot be certain that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Current and potential stockholders are cautioned not to base their entire analysis of our business and prospects upon isolated predictions but instead are encouraged to utilize our entire publicly available mix of historical and forward-looking information when evaluating our prospective results of operations.

Our quarterly results of operations may be volatile and difficult to predict. If our quarterly results of operations, future growth, profitability or dividends fail to meet the expectations of public market analysts or investors, the market price of our common stock may decline.

Our future revenues and results of operations may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control, and any of which may harm our business. These factors include:

●	the commencement, completion, or termination of contracts during any quarter;
●	the introduction of new services by us or our competitors;
●	technical difficulties or system downtime affecting the operation of our services;
●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure;
●	unexpected changes in federal, state and local legislation that increase our costs and/or result in a temporary or permanent decrease in our revenues;
●	any federal government shutdown, such as the shutdown which commenced in December 2020, each of which impacts the ability of our customers to purchase our products and services;
●	the seasonal use of some of our services, particularly the payment of real estate taxes;
●	changes in economic conditions;
●	the result of negative cash flows due to capital investments; and
●	significant charges related to acquisitions.

Due to the factors noted above and the other factors described in this Risk Factors section, our financial performance in a quarter may be lower than we anticipate and if we are unable to reduce spending in that quarter, our results of operations for that quarter may be harmed. One should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock may decline. In addition, if we fail to meet expectations related to future growth, profitability, dividends or other market expectations, the price of our common stock may decline.

Each operating subsidiary’s management and our independent registered public accounting firm have previously identified internal control deficiencies, which such management and independent registered public accounting firm believe constitute material weaknesses. If we fail to establish and maintain effective internal control over financial reporting in the future, our ability to timely and accurately report our financial results could be adversely affected.

Each of our operating subsidiaries was previously a private company not subject to SEC rules implementing Section 404 of the Sarbanes-Oxley Act and, therefore, was not required to make a formal assessment of the effectiveness of its internal control over financial reporting. We are required to comply with the SEC’s rules implementing parts of Sections 302 and 404 of the Sarbanes-Oxley Act (other than Section 302(c) and 404(b) until we cease to be an emerging growth company and a smaller reporting company), which require management to certify financial and other information in quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting.

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

The material weaknesses identified by the operating subsidiaries and their independent registered public accounting firm included: (i) deficiencies in Bonfire’s period end financial statement close process, (ii) each of CityBase’s, eCivis’s, Open Counter’s and Sherpa’s limited segregation of duties with regard to financial reporting activities such as payroll entry and processing due to the size of their respective accounting departments and (iii) deficiencies in Questica’s period end financial statement close process resulting from, among other things, the preparation of its financial statements included in this Annual Report on Form 10-K that have a different fiscal year end than its historical fiscal year end.

We believe that we have remediated these material weaknesses and improved the effectiveness of our internal control over financial reporting by implementing additional controls related thereto.

The remediation efforts management took to address the previously identified material weaknesses included, but were not limited to, the following:

●	implementation of specific policies and procedures with detailed instructions to the operating subsidiaries in order to adequately communicate the requirements around processes and controls;
●	implementation of controls over manual journal entries and account reconciliations, including improving controls and procedures related to the timeliness and effectiveness of our review and approval procedures;
●	expansion of our financial leadership team by adding employees and external consultants, each with the commensurate knowledge, experience, and training to properly support our financial reporting and accounting functions including overseeing that the first two items listed above are timely and adequately implemented; and
●	adoption of formal accounting policies related to non-routine complex transactions, such accounting for business combinations, revenue recognition, equity classification, deferred income taxes and derivative accounting.

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

The impact of a coronavirus outbreak, or similar global health concerns, could negatively impact our operations, supply chain, and customer base.

Our operations for certain of our products or services could be negatively impacted by the regional or global outbreak of illnesses, including the coronavirus disease known as COVID-19.  Any quarantines, labor shortages or other disruptions to our operations, or those of our customers, may adversely impact our sales and operating results.  The absence of funding for state and local governments, which constitute substantially all the Company’s customers, in federal relief packages also may result in a reduction in revenue from, or cancellation of, the Company’s contracts. That, too, may adversely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of Canada, another country in which we operate, resulting in an economic downturn that could affect demand for our products and services.  We are unable to accurately predict the possible future effect on the Company of the continuing COVID-19 pandemic or if another coronavirus or other disease expands domestically or globally.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act.” As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements, and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We had revenues during the fiscal year ended December 31, 2020 of approximately $48.1 million. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following November 1, 2021, the fifth anniversary of the GTY Cayman initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

We are a “smaller reporting company” (as defined in Rule 12b-2 promulgated under the Exchange Act), and, for as long as we continue to be a smaller reporting company (which may be longer than we remain an emerging growth company), we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to smaller reporting companies, including but not limited to:

●	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
●	providing only two years of audited financial statements or compensation-related disclosure in our periodic reports and proxy statements.

Item 2. Properties

The information regarding the Company’s properties set forth in “Item 1. Business” above is incorporated by reference into this Item 2.

Item 3. Legal Proceedings

On November 19, 2018, the Company, Stephen J. Rohleder and Harry L. You commenced a lawsuit against OpenGov, Inc. (“OpenGov”) in the United States District Court for the Southern District of New York captioned GTY Technology Holdings Inc. et al. v. OpenGov, Inc., No. 18-cv-10854 (the “New York Action”), and on November 20, 2018, OpenGov commenced a lawsuit against the Company, GTY Cayman, GTY Technology Merger Sub, Inc., GTY Investors, Mr. You, Mr. Rohleder and Does 1-50 in the Superior Court of the State of California in and for the County of San Mateo captioned OpenGov, Inc. v. GTY Technology Holdings Inc. et al., No. 18-cv-06264 (the “California Action”). On February 19, 2020, the parties to the New York Action and the California Action entered into a settlement agreement (the “Settlement Agreement”) to resolve all the pending claims in the New York Action and the California Action, without any admission or concession of wrongdoing by the Company or other defendants. Pursuant to the Settlement Agreement, the Company paid OpenGov $3.3 million, net of amounts paid by the Company’s insurers, in exchange for a full and complete release of all claims that were or could have been asserted in the New York Action and the California Action.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on Nasdaq under the symbol “GTYH.”

Holders of Record

At February 19, 2020, there were 138 holders of record of our common stock and 3 holders of record of our warrants.  The number of record holders does not include beneficial holders who hold their shares in “street name,” meaning that the shares are held for their accounts by a broker or other nominee.  Accordingly, we believe the total number of beneficial holders is higher than the number of our shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2020, there were (i) 3,116,946 shares of common stock available for issuance pursuant to future awards under the GTY Technology Holdings Inc. 2019 Omnibus Incentive Plan (the “Incentive Plan”), (ii) 245,904 shares of common stock issuable upon exercise of outstanding stock options outstanding pursuant to the Incentive Plan at a weighted average exercise price of $2.26 per share and (iii) 3,280,290 unvested restricted stock units outstanding pursuant to the Incentive Plan with a weighted average grant price of $4.94.

Securities Authorized for Issuance as a Result of Exchanges

As of December 31, 2020, there were (i) 1,822,391 of shares of common stock available for issuance in exchange for shares of 1176363 B.C. Ltd. (“Bonfire ExchangeCo”) and (ii) 4,150,388 of shares of common stock available for issuance in exchange for shares of 1176368 B.C. Ltd. (“Questica ExchangeCo”), as further described in Note 11 of our Financial Statements.

Recent Sales of Unregistered Securities

Except as previously disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K during 2020, we did not sell any securities that were not registered under the Securities Act during the period covered by this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

The company qualifies as a smaller reporting company and is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “GTY”, “our,” “us” or “we” refer to GTY Technology Holdings Inc. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a public-sector company that offers a cloud-based suite of solutions primarily for North American state and local governments. Our six wholly owned subsidiaries are Bonfire, CityBase, eCivis, Open Counter, Questica and Sherpa. Through our operating subsidiaries, we serve some of the fastest growing segments in the government technology sector, specifically procurement, payments, grants management, permitting, and budgeting.

We were formed on August 11, 2016 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “business combination”). Until the business combination, we did not engage in any operations nor generate any revenues. We recognized an opportunity to replace costly legacy on-premises software systems with scalable and efficient SaaS products. Our search led to the acquisition (the “Acquisition”) of Bonfire, CityBase, eCivis, Open Counter, Questica, and Sherpa on February 19, 2019 (the “Closing Date”).

Our customers are primarily located in the United States and Canada, including counties, municipalities, special districts, law enforcement agencies and public-school districts. We plan to increase our customer base by leveraging our comprehensive product portfolio with our existing customer base, investing in direct sales to new customers, and using relationships with complementary products and services.

The Acquisition was accounted for as a business combination under U.S. generally accepted accounting principles “GAAP” and resulted in a change in accounting basis as of the date of the Acquisition. As a result, our consolidated financial statements for the period beginning on February 19, 2019 are presented on a different basis than that for the periods before February 19, 2019, and therefore are not comparable. As a result of the application of the acquisition method of accounting, our consolidated financial statements and certain presentations are separated into two distinct periods to indicate the different ownership and accounting basis between the periods presented: (i) the period before the consummation of the Acquisition, which includes the period from January 1, 2019 to the Closing Date (“2019 Predecessor Period”), and (ii) the periods on and after the consummation of the acquisition, which includes the period including and after the Closing Date to December 31, 2019 (“2019 Successor Period”) and the year ended December 31, 2020.

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

Investment in Growth.

We plan to continue to invest in our business so that we can capitalize on our market opportunity. We intend to continue to grow our sales and marketing team to acquire new customers and to increase sales to existing customers. We intend to continue to grow our research and development team to extend the functionality and range of our applications. We also intend to invest in new and improved information technology solutions to support our business. However, we expect our sales and marketing expenses and research and development expenses as a percentage of revenues to decrease over time as we grow our revenues and gain economies of scale by increasing our customer base and increase sales to our existing customer base. We believe that these investments will contribute to our long-term growth, although they may adversely affect our profitability in the near term.

Leveraging Relationships.

We plan to continue to strengthen and expand our relationships with technology vendors, professional services firms, and resellers. These relationships enable us to increase the speed of deployment and offer a wider range of integrated services to our customers. We intend to support these existing relationships, seek additional relationships and further expand our channel of resellers to help us increase our presence in existing markets and to expand into new markets. Our business and results of operations will be significantly affected by whether we succeed in leveraging and expanding these relationships.

Market Adoption of Our Platforms.

A key focus of our sales and marketing efforts is creating market awareness about the benefits of our cloud-based SaaS platforms. The market for SaaS solutions is less mature than the market for on-premises software applications, and potential customers may be slow or unwilling to migrate from their legacy solutions. Our business and operating results will be significantly affected by the degree to and speed with which organizations adopt our solutions.

Key Components of our Results of Operations

Revenues

Subscription, support and maintenance

We deliver SaaS that provides customers with access to SaaS-related support and updates during the term of the arrangement. Revenues are recognized ratably over the contract term as the customer simultaneously receives and consumes the benefits of the subscription service. Subscription fees for the first year are typically payable within 30 days after the execution of a contract, and thereafter upon renewal. We initially record subscription fees as contract liabilities and recognize revenues on a straight-line basis over the term of the agreement.

Our contracts may include variable consideration in the form of usage fees, which are included in the transaction price in the period in which the usage occurs and the fee is known.

Subscription, support and maintenance revenues also includes kiosk rentals and on-premises support or maintenance pertaining to license sales. Revenues from kiosk rentals and on-premises support are recognized on a straight-line basis over the support period.

Revenues from subscription, support and maintenance comprised approximately 74% of total revenues for the year ended December 31, 2020.

Professional services

Our professional services contracts generate revenues on a time-and-materials, fixed fee or subscription basis. Revenues are recognized as the services are rendered for time-and-materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed-fee contracts. Revenues are recognized ratably over the contract term for subscription contracts. The milestone method for revenue recognition is used when there is substantive uncertainty at the date the contract is entered into regarding whether the milestone will be achieved. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 23% of total revenues for the year ended December 31, 2020.

License

Revenues from distinct licensed software are recognized upfront when that software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licensed software comprised approximately 3% of total revenues for the year ended December 31, 2020.

Asset sales

Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the customer and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. Revenues from asset sales comprised less than 1% of total revenues for the year ended December 31, 2020.

Cost of Revenues

Cost of revenues primarily consists of salaries and benefits of personnel relating to our hosting operations and support, implementation, and grants research. Cost of revenues includes data center costs such as depreciation of the Company’s data center assets, third-party licensing costs, and consulting fees.

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

The Acquisition resulted in the following principal impacts for the period subsequent to the Acquisition date:

●	A reduction in revenues in the 2019 Successor Period and the year ended December 31, 2020 as a result of the contract liabilities at the Acquisition date being recorded at fair value, an amount less than its then carrying value;
●	Increased amortization expense resulting from recording of intangible assets at fair value. We record amortization of acquired developed technology in cost of revenues, amortization of customer relationships in sales and marketing expenses, and amortization of covenants not to compete and tradename intangible assets in general and administrative expenses;
●	Contingent consideration issued as part of the Acquisition was recorded at fair value each period with changes in fair value recorded in general and administrative costs; and

●	Transaction costs were expensed as incurred as a separate line item in our consolidated statement of operations;

We believe reviewing our operating results for the year ended December 31, 2019 by combining the results of the 2019 Predecessor Period and 2019 Successor Period (“S/P Combined Period”) is more useful in discussing our overall operating performance when compared to the year ended December 31, 2020.

Year Ended December 31, 2020 Compared to the 2019 Successor/Predecessor (“S/P”) Combined Period

Total revenues

Our total revenues for the year ended December 31, 2020 increased on a year-over-year basis. This increase was driven by an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers. Our revenues for the year ended December 31, 2020 were $48.1 million. Excluding the $0.7 million impact of purchase accounting, our total non-GAAP adjusted revenues for the year ended December 31, 2020 would have been $48.8 million compared to $40.5 million for the 2019 S/P Combined Period, representing a 20% increase. Revenues for each operating segment is comprised of the following (in thousands, except percentages):

	Generally Accepted Accounting Principles (“GAAP”)						Non-GAAP
		February 19,	January 01,
		2019	2019
	Total	through	through	Total	Increase /	Increase /	Total	Total	Increase /	Increase /
	Revenues	December 31,	February 18,	Revenues	(Decrease)	(Decrease)	Revenues	Revenues	(Decrease)	(Decrease)
	2020	2019	2019	2019	in Dollars	in %	2020	2019	in Dollars	in %
Bonfire	$7,806	$3,863	$593	$4,456	$3,350	75%	$7,829	$5,043	$2,786	55%
CityBase	8,863	7,122	820	7,942	921	12%	9,384	8,459	925	11%
eCivis	6,693	4,742	673	5,415	1,278	24%	6,713	6,258	455	7%
Open Counter	2,645	1,408	298	1,706	939	55%	2,645	2,154	491	23%
Questica	16,527	10,005	1,913	11,918	4,609	39%	16,678	13,571	3,107	23%
Sherpa	5,594	4,375	631	5,006	588	12%	5,594	5,062	532	11%
Total	$48,128	$31,515	$4,928	$36,443	$11,685	32%	$48,843	$40,547	$8,296	20%

Bonfire’s and eCivis revenues (GAAP and non-GAAP) increased primarily due to an increase in subscription, support and maintenance revenues resulting from an increase in customers from the prior year. CityBase’s revenues increased primarily due to an increase in transaction volume. Open Counter’s, Questica’s and Sherpa’s revenues increased due primarily due to an increase in subscription, support and maintenance revenues as well as an increase in professional services.

Total cost of revenues

Our total cost of revenues for the year ended December 31, 2020 has increased on a year-over-year basis. The increase was driven primarily by share-based compensation expense due to the issuance of restricted stock units.  Cost of revenues also increased due to increases in headcount, hosting operations and professional services to support our revenue growth. Cost of revenues for each operating segment is comprised of the following (in thousands, except percentages):

`		February 19,	January 01,
	Total Cost	2019	2019	Total Cost
	of	through	through	of	Increase /	Increase /
	Revenues	December 31,	February 18,	Revenues	(Decrease)	(Decrease)
	2020	2019	2019	2019	in Dollars	in %
Bonfire	$1,520	$1,003	$124	$1,127	$393	35%
CityBase	6,682	5,063	746	5,809	873	15%
eCivis	3,030	1,744	267	2,011	1,019	51%
Open Counter	563	367	51	418	145	35%
Questica	3,446	2,375	296	2,671	775	29%
Sherpa	3,227	1,376	130	1,506	1,721	114%
Total	$18,468	$11,928	$1,614	$13,542	$4,926	36%

Bonfire

Bonfire’s total cost of revenues increased by $0.4 million or 35% primarily due to a $0.3 million or 45% increase in salaries and benefits driven by an increase in average headcount from December 31, 2019 to December 31, 2020. The remaining increase was primarily from a $0.1 million increase in share-based compensation expense due to the issuance of restricted stock units.

CityBase

CityBase’s total cost of revenues increased by $0.9 million or 15% primarily due to a $0.4 million or 14% increase in bank fees associated with its expansion in usage fee revenues, a $0.3 million or 21% increase in salaries and wages driven by an increase in average headcount from December 31, 2019 to December 31, 2020 and a $0.1 million increase in share-based compensation expense due to the issuance of restricted stock units.

eCivis

eCivis’ total cost of revenues increased by $1.0 million or 51% primarily due to a $0.8 million or 62% increase in salaries and wages driven by an increase in average headcount from December 31, 2019 to December 31, 2020 and a $0.3 million or 182% increase in expenses incurred by third-party contractors. These increases were partially offset by a $0.1 million decrease in travel due to the Covid-19 pandemic.

Open Counter

Open Counter’s total cost of revenues increased by $0.1 million or 35% primarily due to a $0.1 million or 59% increase in salaries and wages driven by an increase in average headcount from December 31, 2019 to December 31, 2020.

Questica

Questica’s total cost of revenues increased by $0.8 million or 29% primarily due to a $0.3 million increase in third-party royalties, a $0.2 million or 11% increase in salaries and wages driven by an increase in average headcount from December 31, 2019 to December 31, 2020 and a $0.2 million increase in share-based compensation expense due to the issuance of restricted stock units.

Sherpa

Sherpa’s total cost of revenues increased by $1.7 million or 114% primarily due to a $0.8 million increase in salaries and wages, a $0.7 million increase in third-party royalties and a $0.2 million increase in share-based compensation expense due to the issuance of restricted stock units.

Operating expenses

Our total selling and marketing, general and administrative and research and development components of operating expenses for the year ended December 31, 2020 have decreased primarily due to our March 2020 restructuring, resulting in decreases in headcount in sales and marketing, general and administrative, and research and development. Operating expenses excluding amortization of intangible assets, acquisition costs, goodwill impairment, restructuring charges, and change in fair value of contingent consideration for each operating segment is comprised of the following (in thousands, except percentages):

		February 19,	January 01,
		2019	2019
	Operating	through	through	Operating	Increase /	Increase /
	Expenses	December 31,	February 18,	Expenses	(Decrease)	(Decrease)
	2020	2019	2019	2019	in Dollars	in %
Bonfire	$8,218	$10,249	$1,178	$11,427	$(3,209)	(28)%
CityBase	14,387	13,127	1,518	14,645	(258)	(2)%
eCivis	6,344	4,752	575	5,327	1,017	19%
Open Counter	2,972	2,162	202	2,364	608	26%
Questica	8,658	6,761	1,103	7,864	794	10%
Sherpa	1,857	1,604	147	1,751	106	6%
Corporate	7,615	8,989	—	8,989	(1,374)	(15)%
Total	$50,051	$47,644	$4,723	$52,367	$(2,316)	(4)%

Bonfire

Bonfire’s total operating expense decreased by $3.2 million or 28% due to a $1.8 million or 29% decrease in sales and marketing, a $1.0 million or 32% decrease in general and administrative costs and a $0.4 million or 20% decrease in research and development. The decrease in sales and marketing was primarily due to a $1.2 million or 62% decrease in share-based compensation expense, a $0.2 million decrease in marketing spend, a $0.2 million decrease in travel and related and a $0.1 million or 4% decrease in salaries and benefits driven by a decrease in average headcount from December 31, 2019 to December 31, 2020. The decrease in general and administrative expenses was primarily due to a $0.7 million decrease in share-based compensation expense, a $0.1 million decrease in travel and related costs, a $0.1 million decrease in third-party accounting and consulting fees, and a $0.1 million decrease in recruiting costs. The decrease in research and development expenses was primarily driven by a $0.3 million increase in capitalization of internal-use software associated with the development of new products and a $0.1 million decrease third-party consulting fees.

CityBase

CityBase’s total operating expense decreased by $0.3 million or 2% due to a $1.5 million or 21% decrease in research and development and offset by a $1.2 million or 53% increase in sales and marketing.  The decrease in research and development was primarily due to a $0.9 million or 16% decrease in salaries and wages driven by a decrease in average headcount from December 31, 2019 to December 31, 2020, and a $0.4 million decrease in third-party contractors.  The increase in sales and marketing was primarily due to a $0.7 million increase in share-based compensation expense due to the issuance of restricted stock units and a $0.6 million or 34% increase in salaries and wages driven by a 18% increase in average headcount from December 31, 2019 to December 31, 2020.

eCivis

eCivis’ total operating expense increased by $1.0 million or 19% due to a $0.7 million or 40% increase in general and administrative costs and a $0.3 million or 23% increase in research and development.  The increase in general and administrative costs was driven by a $0.5 million increase in share-based compensation expense driven by the issuance of restricted stock units and a $0.3 million or 48% increase in salaries and wages driven by an increase in average headcount from December 31, 2019 to December 31, 2020.  These increases were partially offset by a $0.1 million decrease in travel due to the COVID-19 Pandemic.  The increase in research and development was primarily due to a $0.1 million or 6% increase in salaries and wages driven by an increase in average headcount from December 31, 2019 to December 31, 2020, a $0.1 million increase in contractors and a $0.1 million increase in share-based compensation expense due to the issuance of restricted stock units.

Open Counter

Open Counter’s total operating expense increased by $0.6 million or 26% due primarily to a $0.2 million increase in share-based compensation expense due to the issuance of restricted stock units, a $0.2 million increase in third-party operating expenses and a $0.1 million increase in advertising and related expenses.

Questica

Questica’s total operating expense increased by $0.8 million or 10% due to a $0.4 million or 16% increase in general and administrative costs and a $0.4 million or 11% increase in sales and marketing.  The increase in general and administrative costs and sales and marketing were due primarily to a $0.6 million increase in share-based compensation expense due to the issuance of restricted stock units.

 Sherpa

 Sherpa’s total operating expenses increased by $0.1 million primarily due to an increase in share-based compensation expense driven by the issuance of restricted stock units.

 Corporate

 Corporate expenses decreased by $1.4 million primarily due to a $0.4 million decrease in legal fees, a $0.4 million decrease in accounting and related fees, a $0.4 million or 22% decrease in salaries and wages driven by a decrease in headcount, and a $0.2 million decrease in share-based compensation expenses.  The decreases in legal and accounting fees were due to increased efficiencies operating as a public company following the Acquisition and the decreases in salaries, wages and share-based compensation expense were largely due to the March 2020 Restructuring.

Other operating expenses

 Acquisition costs consist primarily of Acquisition transaction costs, capital market advisory fees, and bonuses incurred as a result of the transaction or a change in control. Amortization of intangible assets consists of the amortization of finite lived intangibles resulting from the Acquisition as described in Note 3 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.  Goodwill impairment expense includes any reduction in the fair value of Goodwill relative to its carrying value.  The restructuring charges resulted from the Company’s March 2020 Restructuring.  The change in fair value of contingent consideration consists of any adjustments to the contingent consideration liability since the Acquisition.

 Other income (expense)

 Other income (expense) consists primarily of interest expense associated with the Company’s February 2020 and November 2020 credit facilities, gains (losses) from the issuance of shares, and gains (losses) resulting from transactions denominated in foreign currencies.

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

 Non-GAAP Revenues

Non-GAAP revenues are defined as GAAP revenues adjusted for the impact of purchase accounting resulting from our business combination which reduced our acquired contract liabilities to fair value. We believe that presenting non-GAAP revenues is useful to investors as it eliminates the impact of the purchase accounting adjustments to revenues to allow for a direct comparison between current and future periods.

Non-GAAP Gross Profit and Non-GAAP Gross Margin

Non-GAAP gross profit is defined as GAAP gross profit adjusted for the impact of purchase accounting resulting from the business combination. Non-GAAP gross margin is defined as non-GAAP gross profit divided by non-GAAP revenues. We believe that presenting non-GAAP gross profit and margin is useful to investors as it eliminates the impact of the purchase accounting adjustments to allow for a direct comparison between periods.

Non-GAAP Loss From Operations

Non-GAAP loss from operations is defined as GAAP loss from operations adjusted for the impact of purchase accounting to revenues resulting from our business combination, the amortization of acquired intangible assets, share-based compensation, acquisition related costs, goodwill impairment expense, and the change in fair value of contingent consideration. We believe that presenting non-GAAP loss from operations is useful to investors as it eliminates the impact of certain non-cash and acquisition related expenses to allow a direct comparison of loss from operations between all periods presented.

Below is a reconciliation of non-GAAP revenues, Non-GAAP gross profit and Non-GAAP gross margin and Non-GAAP loss from operations to their most directly comparable GAAP financial measures (in thousands, except percentages):

	Year Ended December 31,
	2020	2019
Revenues - Successor Period	$48,128	$31,515
Revenues - Predecessor Period	—	4,928
Pro forma as Adjusted Revenues	48,128	36,443
Purchase accounting adjustment to revenue	715	4,104
Non-GAAP Pro forma as Adjusted Revenues	$48,843	$40,547

Gross Profit - Successor Period	$29,660	$19,587
Gross Profit - Predecessor Period	—	3,314
Pro forma as Adjusted Gross Profit	29,660	22,901
Purchase accounting adjustment to revenue	715	4,104
Share-based compensation	811	229
Non-GAAP Pro forma as Adjusted Gross Profit	$31,186	$27,234

Gross Margin - Successor Period	62%	62%
Gross Margin - Predecessor Period	N/A %	67%
Pro forma as Adjusted Gross Margin	62%	63%
Non-GAAP Pro forma as Adjusted Gross Margin	64%	67%

Loss from operations - Successor Period	$(42,718)	$(103,917)
Loss from operations - Predecessor Period	—	(1,555)
Pro forma as Adjusted Loss from operations	(42,718)	(105,472)
Purchase accounting adjustment to revenue	715	4,104
Amortization of intangibles	14,681	12,841
Share-based compensation	8,621	5,490
Acquisition costs	—	37,139
Goodwill impairment expense	2,000	32,198
Restructuring charges	3,666	—
Change in fair value of contingent consideration	1,980	(6,172)
Non-GAAP Pro forma as Adjusted Loss from operations	$(11,055)	$(19,872)

Below is a reconciliation of non-GAAP revenues to revenues by operating segment (in thousands, except percentages):

	Year Ended December 31,
				Open			Total
	Bonfire	CityBase	eCivis	Counter	Questica	Sherpa	Revenues
Successor Revenues 2020	$7,806	$8,863	$6,693	$2,645	$16,527	$5,594	$48,128
Purchase accounting adjustment to revenues	23	521	20	—	151	—	715
Non-GAAP Revenues 2020	$7,829	$9,384	$6,713	$2,645	$16,678	$5,594	$48,843

Pro forma Revenues - S/P Combined Period 2019	$4,456	$7,942	$5,415	$1,706	$11,918	$5,006	$36,443
Purchase accounting adjustment to revenues	587	517	843	448	1,653	56	4,104
Non-GAAP Pro forma as Adjusted Revenues 2019	$5,043	$8,459	$6,258	$2,154	$13,571	$5,062	$40,547

% change	55%	11%	7%	23%	23%	11%	20%

Liquidity and Capital Resources

As of December 31, 2020, we had a cash balance of approximately $22.8 million. Through December 31, 2020, our liquidity needs were satisfied through proceeds from our initial public offering and funds held in the Trust Account, proceeds from the PIPE Transaction (as defined below), our June 2019 and December 2020 registered direct offering, loans under the Paycheck Protection Program, and our February 2020 and November 2020 Credit Facilities.

On November 13, 2020, we entered into a loan and security agreement that provides for term loans in an aggregate principal amount of $25.0 million. The loan and security agreement is supported by a security interest in our assets and related guaranty agreements. On the closing date, we fully drew on the credit facility and the current outstanding balance is $25.0 million. As such, no additional amounts are available from it. The credit facility replaced our prior $12.0 million unsecured credit facility.

On November 17, 2020, we filed a Form S-3 Registration Statement under which the Company may sell a combination of securities up to a total dollar amount of $40.0 million. On November 25, 2020, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley”) and Needham & Company (“Needham”) with respect to an at-the-market offering program under which the Company may offer and sell shares of its common stock, par value $0.0001 per share having an aggregate offering price of up to $10.0 million through B. Riley and Needham as its sales agents.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Our future capital requirements will depend on many factors, including our growth rate, the expansion of our direct sales force, strategic relationships and international operations, the timing and extent of spending to support research and development efforts and the continuing market acceptance of our solutions. We currently anticipate that our cash on hand, together with revenue from operations, will be sufficient to satisfy our anticipated capital requirements during 2021.  However, if our projections of revenue or expenditures are inaccurate, we may require additional equity or debt financing during 2021. Sales of additional equity, including under the At Market Sales Agreement, could result in dilution to our stockholders. If we borrow additional funds, the terms of those financing arrangements, if available, may include negative covenants or other restrictions on our business that could impair our operating flexibility. We can provide no assurance that financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us. If we are unable to raise additional capital when needed, we would be required to curtail our operating activities and capital expenditures, and our business operating results and financial condition would be adversely affected.

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

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (amounts in thousands):

	Successor		Predecessor
		February 19, 2019	January 1, 2019
	Year Ended	through	through
	December 31,	December 31,	February 18,
	2020	2019	2019
Net cash (used in) provided by operating activities	$(12,974)	$(57,230)	$284
Net cash (used in) provided by investing activities	$(3,023)	$36,787	$1,516
Net cash provided by (used in) financing activities	$30,510	$28,561	$(539)

Net Cash (Used in) Provided by Activities

Our net loss and cash flows from operating activities are significantly influenced by the Acquisition and our investments in headcount and infrastructure to support anticipated growth.

For the year ended December 31, 2020, net cash used in operations was $13.0 million resulting from our net loss of $44.0 million and offset by net non-cash expenses of $30.4 million and changes in operating assets and liabilities of $0.7 million. The $30.4 million of non-cash expenses was primarily comprised of $14.7 million of amortization of intangible assets acquired as a result of the Acquisition, $8.6 million from share-based compensation expense associated with the issuance of restricted stock units, a $2.1 million loss on issuance of shares, $2.0 million of amortization of right of use assets associated with our operating and finance leases, $2.0 million of goodwill impairment expense, a $2.0 change in fair value of contingent consideration, and $0.9 million of depreciation expense.  These non-cash expenses were partially offset by $2.8 million of deferred tax benefits related to the tax and book basis difference on the amortization of intangible assets.   The $0.7 million of net cash flows provided as a result of changes in our operating assets and liabilities was due to a $6.3 million increase in deferred revenue and partially offset by a $2.0 million decrease in accounts payable and accrued liabilities, a $2.1 million decrease in operating lease liabilities, a $0.8 million increase in accounts receivable, and a $0.7 million increase in prepaid expenses.

For the Successor Period, net cash used in operations was $57.2 million resulting from our net loss of $95.7 million and offset by changes in operating assets and liabilities of $1.0 million and net non-cash expenses of $37.4 million. The $37.4 million of non-cash expenses was comprised of a $32.2 million goodwill impairment charge, $12.8 million of amortization of intangible assets acquired as a result of the Acquisition and $5.4 million from share-based compensation offset by $8.5 million of deferred tax benefits related to the tax and book basis difference on the amortization of intangible assets and $6.1 million benefit from the change in fair value of contingent consideration.

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

For the year ended December 31, 2020, cash used in investing activities was $3.0 million due primarily to $2.7 million of capital expenditures resulting largely from the lease improvements and furniture purchases at Questica’s new facility.

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

Net Cash Provided By (Used in) Financing Activities

For the year ended December 31, 2020, cash provided by financing activities was $30.5 million due primarily to $37.8 million of proceeds from borrowings, net of issuance costs resulting from our February 2020 and November 2020 Credit Facilities and loans provided under the Paycheck Protection Program and $7.0 million in proceeds received from the issuance of common stock.  These proceeds were partially offset by $12 million of repayment of borrowings and $1.3 million of contingent consideration payments.

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

Recent Accounting Pronouncements

The impact of recently issued accounting standards is set forth in Note 2, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. Other than the guarantees described in Note 10, we have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations

Our principal commitments consist primarily of obligations under operating and financing leases, which include among others, our offices and leased kiosks. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2020:

		Payment Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
Operating lease obligations	$5,213	$1,344	$662	$361	$346	$413	$2,087
Finance lease obligations	778	581	197	—	—	—	—
Term loans	28,210	—	3,210	25,000	—	—	—

As of December 31, 2020, we also had contingent obligations in the form of potential earnout payments to individuals associated with each of CityBase and eCivis.  See Note 3 of the Financial Statements for additional information regarding the accounting treatment of such contingent obligations.

Individuals associated with CityBase may receive, upon CityBase’s trailing twelve-month net revenue exceeding $37.0 million, or the CityBase threshold, on or prior to December 31, 2048, an earnout payment equal to a number of shares (or, in the case of certain individuals associated with CityBase who are not accredited investors, the cash value thereof) of our common stock calculated by dividing $54.5 million by: (i) $10.00 if the CityBase threshold is met on or prior to December 31, 2021 or (ii) the greater of (x) $10.00 or (y) the volume-weighted average closing price for the shares of our common stock for the 30 trading days immediately preceding the payment date if the CityBase threshold is met after December 31, 2021.

Pursuant to the terms of a 2018 asset purchase agreement by eCivis, shareholders associated with the purchase may receive cash consideration equal to 7.5% of new revenue between $500,000 and 999,999.99, 10% of new revenue above

$1,000,000, 2% of renewal revenue up to 249,999.99 3% of renewal revenue between $250,000.00 to $749,999.99 and 5% above $750,000.00 in each earn-out year beginning in 2018 and ending in 2022.  Only revenue derived from the acquired assets is eligible.  The potential undiscounted amount of all future payments that the Company could be required to make is unlimited.

In accordance with an asset purchase agreement by Questica, shareholders associated with the purchase may receive 50% of the net maintenance and subscription revenue derived from the assets purchased under the agreement less the value of any annual loss in each earn-out year beginning in 2018 and ending in 2021.  The potential undiscounted amount of all future payments tha the Company could be required to make is unlimited.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations

JOBS Act

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

GTY Technology Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GTY Technology Holdings, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2020, the successor period February 19, 2019 through December 31, 2019, and the predecessor period January 1, 2019 through February 18, 2019, and the related consolidated notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its consolidated operations and its cash flows for the year ended December 31, 2020, the successor period February 19, 2019 through December 31, 2019, and the predecessor period January 1, 2019 through February 18, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2016

Whippany, New Jersey
February 19, 2021

GTY TECHNOLOGY HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$22,800	$8,374
Accounts receivable, net	9,994	9,184
Prepaid expenses and other current assets	2,583	3,047
Total current assets	35,377	20,605

Property and equipment, net	3,891	1,697
Finance lease right of use assets	1,355	1,488
Operating lease right of use assets	2,610	5,876
Intangible assets, net	101,107	115,788
Goodwill	284,635	286,635
Other assets	3,472	2,304
Total assets	$432,447	$434,393

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,366	$8,443
Deferred revenue - current portion	22,304	17,346
Finance lease liability - current portion	581	555
Operating lease liability - current portion	1,316	1,851
Contingent consideration - current portion	743	12,680
Total current liabilities	31,310	40,875

Deferred revenue - less current portion	1,602	1,264
Deferred tax liability	17,494	20,276
Contingent consideration - less current portion	42,530	41,233
Term loans, net	26,632	—
Finance lease liability - less current portion	147	811
Operating lease liability - less current portion	2,927	4,311
Total liabilities	122,642	108,770

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.0001; 400,000,000 authorized; 56,667,035 shares issued and 55,570,282 shares outstanding as of December 31, 2020 and 52,920,228 shares issued and 52,303,862 shares outstanding as of December 31, 2019, net of treasury stock	6	5
Exchangeable shares, no par value, 5,972,779 shares issued and outstanding as of December 31, 2020 and 5,568,096 shares issued and outstanding as of December 31, 2019	54,224	45,681
Additional paid in capital	390,232	369,756
Accumulated other comprehensive income	6	370
Treasury stock, at cost, 1,096,753 shares as of December 31, 2020 and 616,366 shares as of December 31, 2019	(5,633)	(5,174)
Accumulated deficit	(129,030)	(85,015)
Total shareholders' equity	309,805	325,623
Total liabilities and shareholders’ equity	$432,447	$434,393

The accompanying notes are an integral part of these consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

	Successor		Predecessor
		February 19, 2019	January 1, 2019
	Year Ended	through	through
	December 31,	December 31,	February 18,
	2020	2019	2019
Revenues	$48,128	$31,515	$4,928
Cost of revenues	18,468	11,928	1,614
Gross Profit	29,660	19,587	3,314

Operating expenses
Sales and marketing	16,150	13,088	1,394
General and administrative	21,743	23,010	1,749
Research and development	12,158	11,546	1,580
Amortization of intangible assets	14,681	12,809	32
Acquisition costs	—	36,988	151
Goodwill impairment	2,000	32,198	—
Restructuring charges	3,666	—	—
Change in fair value of contingent consideration	1,980	(6,135)	(37)
Total operating expenses	72,378	123,504	4,869
Loss from operations	(42,718)	(103,917)	(1,555)

Other income (expense)
Interest income (expense), net	(1,758)	225	(170)
Loss from repurchase/issuance of shares	(2,056)	(1,032)	—
Other income, net	78	472	12
Total other income (expense), net	(3,736)	(335)	(158)

Loss before income taxes	(46,454)	(104,252)	(1,713)
Benefit from income taxes	2,439	8,595	—
Net loss	(44,015)	(95,657)	(1,713)

Deemed dividend for Exchangeable Shares - Series C	—	(183)	—
Net loss applicable to common shareholders	$(44,015)	$(95,840)	$(1,713)

Net loss per share, basic and diluted	$(0.82)	$(1.88)
Weighted average common shares outstanding, basic and diluted	53,450	50,867

Net loss	$(44,015)	$(95,657)	$(1,713)
Other comprehensive loss:
Foreign currency translation gain (loss)	(364)	370	—
Total other comprehensive gain (loss)	(364)	370	—
Comprehensive loss	$(44,379)	$(95,287)	$(1,713)

The accompanying notes are an integral part of these consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

Year Ended December 31, 2020

								Accumulated
					Additional			Other	Total
	Common Stock		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
Successor	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance - December 31, 2019	52,303,862	$5	5,568,096	$45,681	$369,756	$(5,174)	$(85,015)	$370	$325,623
Net loss	—	—	—	—	—	—	(44,015)	—	(44,015)
Foreign currency translation loss	—	—	—	—	—	—	—	(364)	(364)
Share-based compensation	—	—	—	—	8,621	—	—	—	8,621
Issuance of common stock	2,000,000	1	—	—	6,999	—	—	—	7,000
Share repurchases under equity program	(127,712)	—	—	—	—	(459)	—	—	(459)
Share Redemption (Incremental Shares Issued)	334,254	—	—	—	2,056	—	—	—	2,056
Shares issued for contingent consideration	336,965	—	550,388	10,000	1,334	—	—	—	11,334
Vested and issued restricted stock units	569,128	—	—	—	—	—	—	—	—
Stock option exercises	8,080	—	—	—	9	—	—	—	9
Common stock issued for exchangeable shares	145,705	—	(145,705)	(1,457)	1,457	—	—	—	—
Balance - December 31, 2020	55,570,282	$6	5,972,779	$54,224	$390,232	$(5,633)	$(129,030)	$6	$309,805

												Accumulated
									Additional			Other	Total
	Common Stock		Class A		Class B		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
Successor	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance - February 19, 2019	—	$—	898,984	$—	13,568,821	$1	—	$—	$—	$—	$9,920	$—	$9,921
Net loss	—	—	—	—	—	—	—	—	—	—	(95,657)	—	(95,657)
Ordinary shares no longer subject to possible redemption	—	—	9,216,438	1	—	—	—	—	88,190	—	722	—	88,913
Private placement of Class A shares, net of costs	—	—	12,863,098	2	—	—	—	—	125,256	—	—	—	125,258
Exchange of shares in GTY Merger	36,547,341	4	(22,978,520)	(3)	(13,568,821)	(1)	—	—	—	—	—	—	—
Common Stock issued for acquisitions	11,969,004	1	—	—	—	—	—	—	119,688	—	—	—	119,689
Shares convertible into Common Stock issued for acquisitions	—	—	—	—	—	—	5,761,741	47,617	—	—	—	—	47,617
Common stock issued for exchangeable shares	500,000	—	—	—	—	—	—	—	3,860	—	—	—	3,860
Share-based compensation	—	—	—	—	—	—	—	—	5,429	—	—	—	5,429
Private placement of common stock, net of costs	3,500,000	—	—	—	—	—	—	—	25,450	—	—	—	25,450
Common stock repurchases	(616,366)	—	—	—	—	—	—	—	—	(5,174)	—	—	(5,174)
Vested and issued restricted stock units	97,595	—	—	—	—	—	—	—	—	—	—	—	—
Stock option exercises	112,643	—	—	—	—	—	—	—	130	—	—	—	130
Exchangeable shares converted to Common Stock	193,645	—	—	—	—	—	(193,645)	(1,936)	1,936	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	370	370
Deemed dividend for exchangeable shares	—	—	—	—	—	—	—	—	(183)	—	—	—	(183)
Balance - December 31, 2019	52,303,862	$5	—	$—	—	$—	5,568,096	$45,681	$369,756	$(5,174)	$(85,015)	$370	$325,623

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

GTY TECHNOLOGY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Successor		Predecessor
		February 19,	January 01,
		2019	2019
	Year Ended	through	through
	December 31,	December 31,	February 18,
	2020	2019	2019
Cash flows from operating activities:
Net loss	$(44,015)	$(95,657)	$(1,713)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	863	355	148
Amortization of intangible assets	14,681	12,809	32
Amortization of right of use assets	2,034	1,298	194
Share-based compensation	8,621	5,429	61
Deferred income tax benefit	(2,781)	(8,542)	—
Loss on issuance of shares	2,056	—	—
Amortization of deferred debt issuance costs	759	—	—
Accrual of paid in kind interest	69	—	—
Bad debt expense (recovery)	90	(49)	6
Loss on disposal of fixed assets	6	2	—
Foreign exchange loss on payment of vested options	—	21	—
Goodwill impairment	2,000	32,198	—
Change in fair value of contingent consideration	1,980	(6,135)	(37)
Change in fair value of warrant liability	—	—	(18)
Changes in operating assets and liabilities:
Accounts receivable	(818)	(5,276)	2,190
Prepaid expenses and other assets	(725)	(1,536)	202
Accounts payable and accrued liabilities	(2,030)	(1,053)	(781)
Deferred revenue and other liabilities	6,335	9,985	—
Operating lease liabilities	(2,099)	(1,079)	—
Net cash (used in) provided by operating activities	(12,974)	(57,230)	284

Cash flows from investing activities:
Proceeds from cash held in trust	—	217,642	—
Sale of marketable securities	—	—	1,531
Acquisitions, net of cash acquired	—	(179,423)	—
Capitalization of internal-use software	(311)	(793)	—
Capital expenditures	(2,712)	(639)	(15)
Net cash (used in) provided by investing activities	(3,023)	36,787	1,516

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	37,803	—	35
Repayments of borrowings	(12,000)	(486)	(69)
Contingent consideration payments	(1,286)	(920)	—
Stock options exercises	9	130	13
Member distribution	—	—	(500)
Common stock repurchases	(459)	(4,174)	—
Note repayment for common stock repurchases	—	(1,000)	—
Redemption of Class A Ordinary Shares	—	(113,982)	—
Redemption of Exchangeable Shares - Class C	—	(1,323)	—
Proceeds received from private placement of Class A shares, net of costs	—	125,258	—
Proceeds received from private placement of Common Stock, net of costs	7,000	25,450	—
Proceeds from disposal of fixed assets	30	—	1
Repayments of finance lease liabilities	(587)	(392)	(19)
Net cash provided by (used in) financing activities	30,510	28,561	(539)

Effect of foreign currency on cash	(87)	204	(721)

Net change in cash and cash equivalents	14,426	8,322	540
Cash and cash equivalents, beginning of period	8,374	52	13,929
Cash and cash equivalents, end of period	$22,800	$8,374	$14,469

The accompanying notes are an integral part of these consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Successor		Predecessor
		February 19,	January 01,
		2019	2019
	Year Ended	through	through
	December 31,	December 31,	February 18,
	2020	2019	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$883	$—	$—
Cash paid for income taxes	$42	$—	$—

Noncash Investing and Financing Activities:
Common shares issued for contingent consideration	$1,334	$—	$—
Exchangeable shares issued for contingent consideration	$10,000	$—	$—
Share Redemption (Incremental Shares Issued)	$2,056	$—	$—
Purchases of property and equipment included in accounts payable	$3	$—	$—
Common Stock issued for Exchangeable Shares - Class C	$—	$3,860	$—
Deemed dividend for Exchangeable Shares - Class C	$—	$183	$—
Note payable issuance for common stock repurchases	$—	$1,000	$—
Shares issued for the Acquisition	$—	$172,307	$—
Reduction in convertible note liability	$—	$1,000	$—
Exchangeable shares converted to Common Stock	$1,457	$1,936	$—
Leased assets obtained in exchange for new finance lease liabilities	$—	$2,714	$—

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

On February 19, 2019 (the “Closing Date”), the Company consummated several acquisitions (collectively, the “Acquisition”), pursuant to which it (i) acquired each of Bonfire Interactive Ltd., a Canadian company, and Bonfire Interactive US Ltd., its U.S. subsidiary (together, “Bonfire”), CityBase, Inc. (“CityBase”), eCivis Inc. (“eCivis”), Open Counter Enterprises Inc. (“Open Counter”), Questica Software Inc. and Questica USCDN Inc., Canadian companies, and Questica Ltd., a U.S. subsidiary (collectively, “Questica”) and Sherpa Government Solutions LLC (“Sherpa” and together with Bonfire, CityBase, eCivis, Open Counter and Questica, the “Acquired Companies”) and (ii) became the parent company of its predecessor entity, GTY Technology Holdings Inc., a blank check company incorporated in the Cayman Islands (“GTY Cayman”). Until the Acquisition, GTY Cayman did not engage in any operations nor generate any revenues.  GTY Cayman was dissolved during the year ended December 31, 2020.

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

GTY is a public sector SAAS company that offers a cloud-based suite of solutions primarily for North American state and local governments. GTY’s cloud-based suite of solutions for state and local governments addresses functions in procurement, payments, grant management, budgeting and permitting. The following is a brief description of each of the Acquired Companies.

Bonfire

Bonfire Interactive Ltd., was incorporated on March 5, 2012 under the laws of the Province of Ontario, and its wholly-owned subsidiary, Bonfire Interactive US Ltd. (dissolved), was incorporated in the United States on January 8, 2018. Bonfire is a provider of strategic sourcing and procurement SaaS, serving customers in government, the broader public sector, and various highly-regulated commercial vertical markets.

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

CityBase

CityBase, a Delaware corporation headquartered in Chicago, provides dynamic content, digital services, and integrated payments via a SaaS platform that includes technological functionality accessible via web and mobile, kiosk, point-of-sale, and other channels. CityBase SaaS integrates its platform to underlying systems of record, billing, and other source systems, and configures payments and digital services to meet the requirements of its customers, which include government agencies and utility companies.

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

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

integration, grants migration and change management. Additionally, eCivis provides ongoing grants management training, cost allocation plan consulting and cost recovery services.

Open Counter

Open Counter, a Delaware corporation headquartered in Boston, Massachussetts, is a developer and provider of SaaS tools for cities to streamline permitting and licensing services for municipal governments. Open Counter provides customers with SaaS through a hosted platform and also provides professional services related to SaaS implementation.

Questica

Questica designs and develop budgeting SaaS that supports the unique requirements of the public sector. The Questica suite of products are part of a comprehensive web-based budgeting preparation, performance, management and data visualization solution that enables public sector and non-profit organizations to improve and shorten their budgeting cycles.

Questica Software Inc. was organized in 1998 as an Ontario corporation, maintains two offices located in Burlington, Ontario, Canada and serves the healthcare, K-12, higher education and local government verticals primarily in North America. Questica USCDN was organized in 2017 as an Ontario corporation and Questica Ltd. was incorporated in 2017 in the United States as a Delaware corporation. Questica Ltd. is located in Huntington Beach, California, primarily serving the non-profit market and services a limited number of customers in the public and private sector. The majority of the Questica Ltd.’s customers are located in the United States and Canada, and as well as some international customers, primarily located in the United Kingdom and Africa.

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

The Acquisition was accounted for as a business combination using the acquisition method of accounting. The Company’s financial statement presentation distinguishes the results of operations into two distinct periods: (i) the period before the consummation of the Acquisition, which includes the period from January 1, 2019 to the Closing Date (the “2019 Predecessor Period”) and (ii) the period after consummation of the Acquisition which includes the period after the Closing Date to December 31, 2019 (“2019 Successor Period”), and the year ended December 31, 2020. The accompanying consolidated financial statements include a black line division which indicates that the Acquired Companies and the Company’s financial information are presented on a different basis and are therefore, not comparable.

Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See Note 3 – Business Combination for a discussion of the estimated fair values of assets and liabilities recorded in connection with the Acquisition.

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

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

Principles of Consolidation

The Successor Period consolidated financial statements include all accounts of the Company and its subsidiaries. The Predecessor Period consolidated financial statements include all accounts of the Acquired Companies and the Acquired Companies’ subsidiaries and does not represent a single legal entity. All material intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

Reclassification

Certain prior period balance sheet and statement of operations amounts have been reclassified to conform to the current presentation. These reclassifications did not significantly impact any prior amounts of reported total assets or total liabilities, and did not impact stockholders’ equity or cash flows.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of $44.0 million and $95.7 million for the year ended December 31, 2020 and the Successor Period 2019, respectively, and had an accumulated deficit of $129.0 million as of December 31, 2020.  The Company’s net cash used in operations was $13.0 million for the year ended December 31, 2020.

In April and May 2020, the Company received $3.2 million in proceeds from loans under the Paycheck Protection Program.  In November 2020, the Company entered into a senior secured term loan facility that provides for borrowing of term loans in an aggregate principal amount of $25.0 million.  In December 2020, the Company issued 2.0 million shares of common stock in a registered direct offering for $7.0 million at a price of $3.50 per share.

As of December 31, 2020, the Company had $22.8 million in cash and cash equivalents, largely from the above financing sources. Based on the Company’s current expectations of revenues and expenses, the Company expects that its current cash and cash equivalents is sufficient to meet its liquidity needs for twelve months after the issuance of these financial statements. If the Company’s revenues do not grow as expected and if the Company is unable to manage expenses sufficiently, the Company may be required to obtain additional equity or debt financing. Although the Company has been previously able to attract financing as needed, such financing may not continue to be available at all, or if available, on reasonable terms as required. Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to the Company or existing shareholders. If the Company is unable to secure additional financing, as circumstances require, or does not succeed in meeting its sales objectives, it may not be able to continue its operations.

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

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

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

The allowance for doubtful accounts as of December 31, 2020 and 2019 was immaterial. Bad debt expense for all periods presented was immaterial.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, and accounts receivable. Cash accounts in a financial institution at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2020 and 2019, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. Additionally, all Canadian Dollars (“CDN”) institution amounts are covered by Canada Deposit Insurance Corporation, or CDIC insurance.

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further customer slowdowns or shutdowns, depress demand, and adversely impact results of operations. During the year ended December 31, 2020, the Company faced significant uncertainties and continues to expect uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the consolidated financial statements.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized. Property, plant and equipment is depreciated using the straight-line method over five (5) to fifteen (15) years. Internal-use software is amortized on a straight-line basis over its estimated useful life of three (3) to five (5) years.

Leasehold improvements are amortized over the shorter of the useful lives or the term of the respective leases.

Capitalized Software Costs

The Company capitalizes costs incurred during the application development stage related to the development of internal-use software and enterprise cloud computing services. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. For the year ended December 31, 2020 and 2019 Successor Period, the Company capitalized $0.3 million and $0.8 million for internal use software, respectively.

Intangible Assets

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

Goodwill

Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed.   Under ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill is not amortized but is subject to periodic impairment testing.  ASC 350 requires that an entity assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  In our evaluation of goodwill for impairment, which is performed annually during the fourth quarter, we first assess

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform the quantitative goodwill impairment test. As a result of the Acquisition, the Company acquired goodwill during the Successor Period. There was minimal goodwill prior to the Acquisition.  As a result of our annual goodwill impairment assessment, the Company recorded a goodwill impairment expense of $2.0 million of its eCivis segment for the year ended December 31, 2020 and $18.0 million, $12.9 million and $1.3 million of its CityBase, Bonfire and eCivis segments, respectively, for the 2019 Successor Period.

Business Combinations (Successor)

The Company accounts for business acquisitions using the acquisition method of accounting based on Accounting Standards Codification (“ASC”) 805 — Business Combinations, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their fair value as of the date control is obtained. The Company determines the fair value of assets acquired and liabilities assumed based upon its best estimates of the acquisition-date fair value of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Subsequent adjustments to the fair value of any contingent consideration are recorded in the Company’s consolidated statements of operations.

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s consolidated financial statements may be provisional and thus subject to further adjustments within the permitted measurement period (a year from the date of acquisition), as defined in ASC 805. During the Successor Period ended December 31, 2019, adjustments were made within the permitted measurement period that resulted in (i) an increase in the aggregate consideration of the Acquisition of $0.4 million relating to the settlement of the working capital adjustments, (ii) the conversion of $0.04 million stock consideration to cash consideration for the correction of an investor’s status to a non-accredited investor, (iii) a decrease in intangible assets of $4.4 million, (iv) a decrease in contingent consideration as a result of the Acquisition of $7.5 million and (v) a decrease in the related deferred tax liability of $11.0 million due to updated information regarding facts and circumstances which existed as of the date of the business combination (the “Measurement Period Adjustments). These Measurement Period Adjustments have been reflected as current period adjustments in the Successor Period ended December 31, 2019 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The Measurement Period Adjustments primarily impacted goodwill, with no effect on earnings or cash in the current period. See Note 4.

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

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

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

The Company’s only material financial instruments carried at fair value as of December 31, 2020 and 2019, with changes in fair value flowing through current earnings, consist of contingent consideration liabilities recorded in conjunction with business combinations and are as follows:

		Fair Value Measurement at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Contingent consideration – current	$743	$—	$—	$743
Contingent consideration – long term	42,530	—	—	42,530
Total liabilities measured at fair value	$43,273	$—	$—	$43,273

		Fair Value Measurement at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Contingent consideration – current	$12,680	$—	$—	$12,680
Contingent consideration – long term	41,233	—	—	41,233
Total liabilities measured at fair value	$53,913	$—	$—	$53,913

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

There were no transfers made among the three levels in the fair value hierarchy during the period after consummation of the Acquisition, which includes the 2019 Successor Period and the year ended December 31, 2020.

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

Changes in Level 3 liabilities measured at fair value from December 31, 2019 to December 31, 2020 were as follows:

Contingent consideration – December 31, 2019	$53,913
Change in fair value of contingent consideration	1,980
Issuance of exchangeable shares for contingent consideration	(10,000)
Issuance of common stock for contingent consideration	(1,334)
Payments of contingent consideration	(1,286)
Contingent consideration – December 31, 2020	$43,273

The fair value of the Company’s contingent consideration liabilities recorded as part of the Acquisition has been classified within Level 3 in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments due to the sellers based on each company’s achievement of annual earnings targets in certain years and other events considered in certain transaction documents. The fair values of the contingent consideration are calculated through the use of either Monte Carlo simulation or modified Black-Scholes analyses based on earnings projections for the respective earn-out periods, corresponding earnings thresholds, and approximate timing of payments as outlined in the purchase agreements for each of the Acquired Companies. The analyses utilized the following assumptions: (i) expected term; (ii) risk-adjusted net sales or earnings; (iii) risk-free interest rate; and (iv) expected volatility of earnings. Estimated payments, as determined through the respective models, were further discounted by a credit spread assumption to account for credit risk. The contingent consideration is revalued to fair value each period, and any increase or decrease is recorded in operating income (loss). The fair value of the contingent consideration may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

As of December 31, 2020, the contingent consideration liability consists of consideration due to former shareholders of CityBase, shareholders associated with an asset purchase by eCivis prior to the Acquisition and shareholders associated with an asset purchase by Questica prior to the Acquisition.

Shareholders associated with CityBase may receive, upon CityBase’s trailing twelve-month net revenue exceeding $37.0 million, or the CityBase threshold, on or prior to December 31, 2048, an earnout payment equal to a number of shares (or, in the case of certain individuals associated with CityBase who are not accredited investors, the cash value thereof) of our common stock calculated by dividing $54.5 million by: (i) $10.00 if the CityBase threshold is met on or prior to December 31, 2021 or (ii) the greater of (x) $10.00 or (y) the volume-weighted average closing price for the shares of our common stock for the 30 trading days immediately preceding the payment date if the CityBase threshold is met after December 31, 2021.  The fair value of contingent consideration as of December 31, 2020 is $42.0 million.  The valuation of contingent consideration as of December 31, 2020 was derived from a Monte Carlo simulation of payout patterns from revenue estimates provided by the Company.

Pursuant to the terms of a 2018 asset purchase agreement by eCivis, shareholders associated with the purchase may receive cash consideration equal to 7.5% of new revenue between $500,000 and 999,999.99, 10% of new revenue above $1,000,000, 2% of renewal revenue up to 249,999.99 3% of renewal revenue between $250,000.00 to $749,999.99 and 5% above $750,000.00 in each earn-out year beginning in 2018 and ending in 2022.  Only revenue derived from the

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

acquired assets is eligible.  The potential undiscounted amount of all future payments that the Company could be required to make is unlimited.

 The total fair value of the associated contingent liability as of December 31, 2020 is approximately $0.9 million.  The valuation of contingent consideration as of December 31, 2020 was derived from a discounted cash flow model based on expected payment amounts estimated by the Company.

In accordance with an asset purchase agreement by Questica, shareholders associated with the purchase may receive 50% of the net maintenance and subscription revenue derived from the assets purchased under the agreement less the value of any annual loss in each earn-out year beginning in 2018 and ending in 2021.  The potential undiscounted amount of all future payments tha the Company could be required to make is unlimited.  The fair value of the associated contingent liability as of December 31, 2020 was approximately $0.4 million and is based on the Company’s internal forecasts.

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

As a result of our annual goodwill impairment assessment, the Company recorded a goodwill impairment expense of $2.0 million of its eCivis segment and $18.0 million, $12.9 million and $1.3 million of its CityBase, Bonfire and eCivis segments, respectively, for the year ended December 31, 2020 and 2019 Successor Period, respectively.  This measurement was performed on a non-recurring basis using significant unobservable inputs (Level 3).

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

Revenue Recognition

The Company adopted the Financial Accounting Standards Board (“FASB”) revenue recognition framework, ASC 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2017 using the full retrospective approach. The adoption of this standard did not have a material impact on prior revenue recognition or on opening equity, as the timing and measurement of revenue recognition for the Company is materially the same under ASC 606 as it was under the prior relevant guidance.

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

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

The Company determines the amount of revenues to be recognized through application of the following steps:

●	Identification of the contract, or contracts with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenues when or as the Company satisfies the performance obligations.

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

Disaggregation of Revenues

	Successor		Predecessor
		February 19,	January 1, 2019
	Year Ended	2019 through	through
	December 31,	December 31,	February 18,
	2020	2019	2019
Subscriptions, support and maintenance	$35,477	$21,207	$3,253
Professional services	11,109	8,326	1,269
License	1,315	1,930	383
Asset sales	227	52	23
Total revenues	$48,128	$31,515	$4,928

Revenues

Subscription, support and maintenance. The Company delivers SaaS that provide customers with access to SaaS related support and updates during the term of the arrangement. Revenues are recognized ratably over the contract term as the customer simultaneously receives and consumes the benefits of the subscription service, as the service is made available by the Company. Subscription fees for the first year are typically payable within 30 days after the execution of a contract, and thereafter upon renewal. The Company initially records subscription fees as contract liabilities and recognizes revenues on a straight-line basis over the term of the agreement.

Our contracts may include variable consideration in the form of usage fees, which are constrained and recognized once the uncertainties associated with the constraint are resolved, which is when usage occurs and the fee is known.

Subscription, support and maintenance revenues also includes kiosk rentals and support or maintenance for on-premises software pertaining to license sales. Revenues from kiosk rentals and that support are recognized on a straight-line basis over the support period.

Revenues from subscription, support and maintenance comprised approximately 74%, 67% and 66% of total revenues for the year ended December 31, 2020, the 2019 Successor Period, and the 2019 Predecessor Period, respectively.

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

Professional services. The Company’s professional services contracts generate revenues on a time and materials, fixed fee or subscription basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Revenues are recognized ratably over the contract term for subscription contracts. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 23%, 26% and 26% of total revenues for the year ended December 31, 2020, the 2019 Successor Period and the 2019 Predecessor Period, respectively.

License. Revenues from distinct licenses are recognized upfront when the software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised approximately 3%, 6% and 8% of total revenues for the year ended December 31, 2020, the 2019 Successor Period and the 2019 Predecessor Period, respectively.

Asset sales. Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the customer and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. Asset sales were less than 1% of total revenues for the year ended December 31, 2020, the 2019 Successor Period and the 2019 Predecessor Period.

Significant judgments

The Company enters into contracts with its customers that may include access to SaaS, professional services, software licenses, and sales of hardware. A performance obligation is a promise in a contract with a customer to transfer products or services that are distinct. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment.

Deferred revenue

Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for subscription services to the Company’s SaaS offerings and related implementation and training. The Company recognizes deferred revenue as revenues when the services are performed, and the corresponding revenue recognition criteria are met. The Company receives payments both upfront and over time as services are performed. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. Deferred revenue is reduced as services are provided and the revenue recognition criteria are met. Deferred revenue that is expected to be recognized as revenues during the succeeding twelve-month period are recorded in current liabilities as deferred revenue – current portion, and the remaining portion is recorded in long-term liabilities as deferred revenue – less current portion. Revenues of approximately $17.3 million, $8.6 million, and $2.2 million were recognized for the year ended December 31, 2020, 2019 Successor Period, the 2019 Predecessor Period, respectively, that were included in deferred revenue at the beginning of the respective periods.  The change in deferred revenue was as follows:

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

	Successor		Predecessor
		February 19,	January 1, 2019
	Year Ended	2019 through	through
	December 31,	December 31,	February 18,
	2020	2019	2019
Deferred revenue, beginning	$18,610	$8,691	$14,947
Billings, net	53,424	41,434	4,229
Purchase accounting adjustment to deferred revenue	—	—	(5,557)
Revenue recognized ratably over time	(29,829)	(16,230)	(2,782)
Revenue recognized over time as delivered	(11,109)	(8,326)	(1,269)
Revenue recognized at a point in time	(7,190)	(6,959)	(877)
Deferred revenue, ending	$23,906	$18,610	$8,691

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

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2020 and 2019 are as follows:

	2020	2019
Warrants to purchase common stock	27,093,334	27,093,334
Unvested restricted stock units	3,280,290	3,278,324
Options to purchase common stock	245,904	274,559
Total	30,619,528	30,646,217

Income Taxes

Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset and liability method. In estimating future tax consequences, all expected future events other than changes in the tax laws or rates are considered. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized.

The Company has recorded a valuation allowance to reduce their deferred tax assets to the net amount that they believe is more likely than not to be realized. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and penalties related to income tax matters in income tax expense.

As a result of the Acquisition, a temporary difference between the book fair value and tax basis for the assets acquired of $39.9 million was created, resulting in a deferred tax liability and additional goodwill. During the 2019 Successor Period, the Company recorded a measurement period adjustment decreasing the deferred tax liability and goodwill by $11.0 million due to a decrease in intangible assets and updated information regarding facts and circumstances which existed as of the date of the business combination.  See Note 3 and 9.

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

Recently Adopted Accounting Pronouncements

On January 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The adoption of this new standard did not have a material impact on our consolidated financial statements.

On January 1, 2020, we adopted ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under Accounting Standards Codification (“ASC”) 350-40 – Internal Use Software, in order to determine which costs to capitalize and recognize as an asset and which costs to expense.  The adoption of this new standard did not have a material impact on our consolidated financial statements.

In February 2017, the FASB issued guidance which simplifies the subsequent measurement of goodwill by no longer requiring an entity to determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination.  Under this new guidance, an entity would perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  Under the new guidance, an entity continues to have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those years.   The Company adopted this standard effective January 1, 2020, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 was effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. Based on the analysis, on January 1, 2019, the Company recorded right of use assets of approximately $3.9 million and a related lease liability of approximately $4.0 million.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods beginning

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

after December 15, 2022. Early adoption is permitted, including adoption in an interim period. The Company does not expect that the impact of this guidance will have a material impact on its financial statements.

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2021 and interim periods beginning after December 15, 2022 using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this standard on its condensed consolidated financial statements.

Note 3. Business Combination

Business Combination

On February 19, 2019, the Company consummated the Business Combination, pursuant to which it acquired each of Bonfire, CityBase, eCivis, Open Counter, Questica, and Sherpa. In connection with the closing of the Business Combination (the “Closing”), pursuant to the GTY Agreement among the Company, GTY Cayman, and GTY Technology Merger Sub, Inc. (“GTY Merger Sub”), merged with and into GTY Cayman, with GTY Cayman surviving the merger as a direct, wholly-owned subsidiary of the Company, and in connection therewith the Company changed its name from GTY Govtech, Inc. to GTY Technology Holdings Inc. The acquisition qualifies as a business combination under ASC 805. Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition-date fair values, with any excess recognized as goodwill.

Bonfire Acquisition

Under the Bonfire agreement, at Closing, the Company acquired Bonfire for aggregate consideration of approximately $48.0 million in cash and 2,156,014 shares of Company common stock valued at $10.00 per share and 2,161,741 shares of a related company (“Bonfire Exchangeco”), each of which is exchangeable for shares of Company common stock on a one-for-one basis at any time of the choosing of the holders of Bonfire capital stock (the “Bonfire Holders”). Of the shares issued to Bonfire Holders, 2,008,283 shares of Company common stock and 2,093,612 exchangeable shares in the capital stock of Bonfire Exchangeco (the “Bonfire Exchangeco Shares”) are subject to transfer restrictions for one year, which such transfer restrictions may be lifted earlier if, subsequent to the Closing, (i) the last sale price of the Company common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after Closing, or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their shares of Company common stock for cash, securities or other property. In addition, approximately $3.1 million in cash and 690,000 shares of Company common stock were deposited into escrow for a period of up to one year to cover certain indemnification obligations of the Bonfire Holders.  In September 2020, the cash and shares were released from escrow and delivered to the Bonfire Holders.

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

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

described above, and the common stock issued for these shares were subject to the same transfer restrictions, discussed above.

During the 2019 Successor Period, the Company recorded a measurement period adjustment for the decrease in aggregate consideration of $0.1 million relating to the settlement of the working capital adjustment in accordance with the Bonfire agreement.

CityBase Acquisition

Under the CityBase agreement, at Closing, the Company acquired CityBase for aggregate consideration of approximately $62.2 million in cash and 3,155,961 shares of Company common stock valued at $10.00 per share. Holders of CityBase stock, (“CityBase Holders”) may elect to have their shares subject to transfer restrictions for up to one year or to have their shares subject to redemption at the Company’s option for a promissory note in an amount equal to $10.00 per share redeemed, which note would bear interest at a rate of 8% per annum in the first year after issuance and 10.0% per annum thereafter (subject to an increase of 1% for each additional 6 months that has elapsed without full payment of such note) (which option was not exercised and expired on the 90th day after the Closing). Prior to the consummation of the Business Combination, certain of the CityBase Holders agreed to purchase 380,937 Class A Ordinary Shares of GTY Cayman with the proceeds they would have otherwise received from the closing of the CityBase Transaction, which resulted in an approximate $3.8 million reduction to the amount of cash payable to the CityBase Holders. In addition, approximately $2.1 million in cash and 1,000,000 shares of Company common stock were deposited into escrow for a period of up to one year to cover certain indemnification obligations of the CityBase Holders.  To date, $1.1 million in cash has been reimbursed to the Company for qualified legal expenses.

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

eCivis Acquisition

Under agreements with eCivis, at Closing, the Company acquired eCivis for aggregate consideration of approximately $14.0 million in cash and 2,883,433 shares of Company common stock valued at $10.00 per share, including 703,631 shares of the Company’s common stock, that are redeemable for cash at any time in the sole discretion of the Company for a price of $10.00 per share (the “Redeemable Shares”).  Upon redemption of the Redeemable Shares, the Company will simultaneously redeem additional shares from the holder of eCivis capital stock (“eCivis Holder”) equal to 40% of the number of Redeemable Shares being redeemed (the “Additional Shares”) at $10 per share.    If the Redeemable Shares are not redeemed by February 12, 2021, the Company will be subject to issuing additional shares, as calculated based on the number of outstanding Redeemable Shares.  The shares not subject to a redemption right are subject to transfer restrictions for one year, provided; however, such transfer restrictions may be lifted earlier if, subsequent to the Closing, (i) the last sale price of the Company common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after Closing, or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their shares of Company common stock for cash, securities or other property. In addition, approximately $3.6 million in cash and 242,200 shares of Company common stock were deposited into escrow for a period of up to one year to cover certain indemnification obligations of the eCivis Holders.  In October 2020, the shares held in escrow and $1.9 million in cash were released to the eCivis Holders and $0.2 million was reimbursed to the Company for qualified legal expenses.

During the 2019 Successor Period, 178,571 Redeemable Shares and 71,428 Additional Shares were redeemed.  On January 7, 2021, the remaining redeemable shares outstanding were redeemed for approximately $8 million.

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

During the 2019 Successor Period, the Company recorded a measurement period adjustment for the increase in aggregate consideration of $0.5 million relating to the settlement of the working capital adjustment in accordance with the eCivis agreements.

Open Counter Acquisition

Under agreements with Open Counter, at Closing, the Company acquired Open Counter for aggregate consideration of approximately $9.7 million in cash and 1,580,990 shares of Company common stock valued at $10.00 per share that were redeemable at the sole discretion of the Company (the “OC Redeemable Shares”) by holders of Open Counter capital stock (“Holders”).  In March 2019, the OC Redeemable Shares were redeemed for a promissory note, which was subsequently repaid in March 2019. The shares that were not subject to a redemption right are subject to transfer restrictions for one year, provided; however, such transfer restrictions may be lifted earlier if, subsequent to the Closing, (i) the last sale price of the Company common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after Closing, or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their shares of Company common stock for cash, securities or other property. In addition, approximately $1.3 million in cash and 164,554 shares of Company common stock were deposited into escrow for a period of one year to cover certain indemnification obligations of the Open Counter Holders.  In August 2020, the cash and shares were released from escrow and delivered to the Open Counter Holders.

During the 2019 Successor Period, the Company recorded a measurement period adjustment for the decrease in aggregate consideration of $0.1 million relating to the settlement of the working capital adjustment in accordance with the Open Counter Agreement and the Open Counter Letter Agreement.

Questica Acquisition

Under agreements with Questica, at Closing, the Company indirectly acquired Questica for aggregate consideration of approximately $44.4 million in cash and an aggregate of 2,600,000 Class A exchangeable shares in the capital stock of a related company (“Questica Exchangeco”), which is exchangeable into shares of the Company’s common stock, and 1,000,000 Class B shares in the capital stock of Questica Exchangeco, which is not exchangeable into shares of Company common stock, that were issued to the holders of Questica capital stock (the “Questica Holders”). In accordance with the Questica Shareholder Agreement dated as of February 12, 2019 by and among the Company and certain Questica Holders (the “Questica Shareholder Agreement”), 500,000 Class C exchangeable shares in the capital stock of Questica Exchangeco had been redeemable at the sole discretion of the Company at any time for $5.0 million plus all accrued and unpaid dividends, and may be exchanged for shares of Company common stock beginning on the sixty-first day following the Closing for a number of shares of Company common stock equal to $5.0 million plus accrued and unpaid dividends divided by the lesser of (i) $10.00 or (ii) the 5-day volume weighted average price (“VWAP”) at the time of exchange. In June 2019, these shares were redeemed for 500,000 shares of the Company common stock at the market price of $7.72, or $3.9 million, and transferred to permanent equity, and $1.3 million of cash. The incremental $0.2 million above the stated redemption price was recorded as a deemed dividend in the accompanying condensed consolidated financial statements. The Class A exchangeable shares in the capital stock of Questica Exchangeco are subject to transfer restrictions for one year, provided; however, such transfer restrictions may be lifted earlier if, subsequent to the Closing, (i) the last sale price of the Company common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after Closing, or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their shares of Company common stock for cash, securities or other property. In addition, approximately $0.1 million in cash and 800,000 of the exchangeable shares described above were deposited into escrow for a period of one year to cover certain indemnification obligations of the Questica Holders.  During the year ended December 31, 2020, the cash and exchangeable shares were released from escrow and delivered to the Questica Holders.

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

Sherpa Acquisition

Under agreements with Sherpa, at Closing, the Company indirectly acquired Sherpa for aggregate consideration of approximately $4.2 million in cash and 100,000 shares of Company common stock (valued at $10.00 per share) all of which are redeemable for a promissory note bearing interest equal to 5.5% per annum in the first year subsequent to issuance and 8.0% per annum thereafter at the sole discretion of the Company within seven days of the Closing. In addition, approximately $0.9 million in cash was deposited into escrow for a period of one year to cover certain indemnification obligations of the holders of Sherpa units.  In August 2020, the cash was released from escrow and delivered to the Sherpa owner.

During the 2019 Successor Period, the Company recorded a measurement period adjustment for the decrease in aggregate consideration of $0.2 million relating to the settlement of the working capital adjustment in accordance with the Sherpa agreements.

The following is a summary of the initial consideration paid and issued to each Acquired Company:

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

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

The following table is a summary of the measurement period adjustments to consideration paid and issued to each Acquired Company:

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

The following table is a summary of the final consideration paid and issued to each Acquired Company including the Measurement Period Adjustments:

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
(1)	Includes $21.6 million of convertible stock consideration
(2)	Includes $31.0 million of convertible stock consideration

The following table represents the final allocation of consideration to the assets acquired and liabilities assumed at their estimated acquisition-date fair values, including the Measurement Period Adjustments discussed above:

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Transaction Costs

Transaction costs incurred by the Company associated with the Acquisition were $37.0 million in the 2019 Successor Period.

Note 4. Goodwill and Intangible Assets

In connection with the business combinations on February 19, 2019, the Company recognized goodwill and certain identifiable intangible assets, which were subsequently adjusted with measurement period adjustments. See Note 3.

Goodwill

The following table provides a rollforward of Goodwill for the year ended December 31, 2020 and 2019 Successor Period:

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

	Bonfire	CityBase	eCivis	Open Counter	Questica	Sherpa	Total
Balance at February 18, 2019	—	—	—	—	—	—	—
Goodwill in purchase price allocation	81,964	119,741	47,397	22,524	57,479	3,497	332,602
Measurement period adjustment	(299)	(13,384)	990	(568)	492	(1,000)	(13,769)
Goodwill impairment	(12,921)	(18,030)	(1,247)	—	—	—	(32,198)
Balance at December 31, 2019	68,744	88,327	47,140	21,956	57,971	2,497	286,635
Goodwill impairment	—	—	(2,000)	—	—	—	(2,000)
Balance at December 31, 2020	68,744	88,327	45,140	21,956	57,971	2,497	284,635

Goodwill is tested for impairment at least annually by comparing the estimated fair values of the reporting units to their relative carrying values.  The Company uses the income and market methods to estimate the fair value of the asset, which is based on forecasts of the expected future cash flows of the respective reporting unit.  Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and probability).  Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

The Company believes its estimates and assumptions utilitized in its impairment testing are reasonable and are comparable to those that would be used by other marketplace participants.  However, actual events and results could differ substantially from those used in the valuations.  To the extent such factors result in a failure to achieve the level of projected cash flows initially used to estimate fair value for purposes of establishing or subsequently impairing the carrying mount of goodwill, the Company may need to record additional non-cash impairment charges in the future.

For the year ended December 31, 2020, the Company recorded goodwill impairment of $2.0 million. During 2020, the Company determined that the fair value of the eCivis reporting unit was less than its carrying value. As a result, the Company recorded a $2.0 million impairment charge.  This reduction was largely due to the reporting unit’s inability to service its existing backlog during the Covid-19 pandemic.  Significant judgment was required to estimate the fair value of the reporting unit, and the Company obtained the assistance of a third-party valuation specialist.  To demonstrate the sensitivity of the estimates, a change in 100 basis points of the discount rate would result in an approximate 8% change in the fair value of the reporting unit.

For the 2019 Successor Period, the Company recorded goodwill impairment of $32.2 million. The reporting units CityBase, Bonfire, and eCivis reported an $18.0 million, $12.9 million and $1.2 million impairment charge, respectively.  These reductions were largely due to material differences between revenue growth forecasts and actual results.  Significant judgment was required to estimate the fair value of these reporting units, and the Company obtained the assistance of a third-party valuation specialist.

Intangible Assets

Identifiable intangible assets consist of the following as of December 31, 2020 and 2019:

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents / Developed Technology	$60,084	$(14,026)	$46,058
Trade Names / Trademarks	16,348	(3,227)	13,121
Customer Relationships	51,003	(9,514)	41,489
Non-Compete Agreements	1,162	(723)	439
Total Intangibles	$128,597	$(27,490)	$101,107

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents / Developed Technology	$60,084	$(6,496)	$53,588
Trade Names / Trademarks	16,348	(1,579)	14,769
Customer Relationships	51,003	(4,400)	46,603
Non-Compete Agreements	1,162	(334)	828
Total Intangibles	$128,597	$(12,809)	$115,788

Amortization expense recognized by the Company related to intangible assets for the year ended December 31, 2020 and 2019 Successor Period was $14.7 million and $12.8 million, respectively. Amortization expense recognized by the Predecessor for the 2019 Predecessor Period was $32,000.  There were no impairment charges recorded for amortizable intangible assets for the year ended December 31, 2020, the 2019 Successor Period and the 2019 Predecessor Period.

The following are the useful lives of acquired intangible assets:

Useful Lives (Years)
Patents / Developed Technology	8
Trade Names / Trademarks	1-10
Customer Relationships	10
Non-Compete Agreements	3

The estimated aggregate future amortization expense for intangible assets is as follows:

Year ended December 31, 2021	14,611
Year ended December 31, 2022	14,276
Year ended December 31, 2023	14,224
Year ended December 31, 2024	14,263
Year ended December 31, 2025	14,224
Thereafter	29,509
$101,107

Note 5. Related Party Transactions

Convertible Note

On August 8, 2018, GTY Cayman issued the Convertible Note to GTY Investors, LLC (the “Sponsor”), pursuant to which GTY Cayman was able to borrow up to $1 million from the Sponsor from time to time. The Convertible Note did not bear interest. The Sponsor had the option to convert any amounts outstanding under the Convertible Note, up to $1.0 million in the aggregate, into warrants at a conversion price of $1.50 per warrant. The terms of such warrants were identical to the private placement warrants. During the period ended March 31, 2019, GTY drew down $0.4 million on the Convertible Note, resulting in $1.0 million principal amount outstanding. The $1.0 million principal amount was offset against amounts due from the Sponsor (see “Agreements and Arrangements with Certain Institutional Investors”) and, as of December 31, 2019, there was no amount outstanding under the Convertible Notes.

Agreements and Arrangements with Certain Institutional Investors

On February 13, 2019, GTY Cayman, the Sponsor, William D. Green, Joseph M. Tucci and Harry L. You (Messrs. Green, Tucci and You, collectively, the “Founders”) entered into agreements and arrangements with certain institutional

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

investors pursuant to which a total of 1,500,000 Class A Ordinary Shares of GTY Cayman were not redeemed in connection with the business combination (the “Outstanding Cayman Shares”). The holder of Outstanding Cayman Shares which were converted into shares of the Company’s common stock on the Closing Date on a one-for-one basis is entitled to put such shares to the Sponsor and the Founders for a purchase price equal to the price at which GTY Cayman redeemed Class A Ordinary Shares in connection with the business combination, $10.29 (the “redemption price”), payment of such purchase price is guaranteed by the Company, and to receive from the Company a cash payment, if and to the extent necessary, but not to exceed $250,000, in order to provide such shareholder with at least a 5% return on such shares above the redemption price. With respect to 1,000,000 of the Outstanding Cayman Shares, GTY Cayman engaged a broker-dealer to facilitate the purchase of the Outstanding Cayman Shares by an institutional investor prior to the Closing for $9.90 per share and agreed to pay such broker-dealer an amount per share in cash equal to the difference between the redemption price and $9.90. In addition, the Sponsor and the Founders entered into agreements prior to the Closing pursuant to which they were obligated to reimburse the holders of an additional 1,942,953 Class A Ordinary Shares that were not redeemed in connection with the business combination (the “Outstanding Class A Shares”) for losses that may be incurred upon the sale of the Outstanding Class A Shares within a specified period following the Closing, up to an agreed-upon limit, and the Company agreed to guarantee such reimbursement obligations of the Sponsor. During the Q1 2019 Successor Period, the Company, on behalf of the Sponsor, paid $4.0 million for losses incurred upon the sale of the Outstanding Class A Shares and, in turn, the Company reduced its convertible note liability for $1.0 million (see “Convertible Note”). During the 2019 Successor Period, the Sponsor reimbursed the Company for the remaining $3.0 million for such losses on the Outstanding Class A Shares. As of December 31, 2019, the Outstanding Class A Shares are no longer guaranteed by the Founders or the Company.

Note 6. Share-Based Compensation

Stock Options

In connection with the Acquisition, the Company adopted a stock option plan and issued 408,667 stock options to employees. The total fair value of the stock options at the grant date was $3.6 million.

A summary of stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Total
	Number of	Exercise	Life (in	Intrinsic
	Shares	Price	years)	Value
Outstanding as of December 31, 2019	274,559	$2.14	7.9	$1,293
Granted	—	—	—	—
Exercised	(8,080)	1.16
Forfeited/expired	(20,575)	1.16
Outstanding as of December 31, 2020	245,904	$2.26	7.0	$1,130
Options vested and exercisable	172,582	$2.24	6.9	$795

For the year ended December 31, 2020 and the 2019 Successor Period, the Company recorded approximately $0.5 million and $2.6 million of share-based compensation expense, respectively, related to the options. As of December 31, 2020, the Company has $0.5 million of unrecognized share-based compensation cost which will be recognized over 0.6 years.

Restricted Stock Units

Subsequent to the Acquisition, the Company adopted a plan to issue restricted stock units (“RSUs”) to employees as annual performance awards. RSUs may vest in ratable annual installments over either two or four years, as applicable,

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

from the grant date, or RSUs may vest subject to the achievement of certain performance conditions over a three-year performance period, in each case, assuming continuous service by the employees through the applicable vesting dates.

A summary of the Company's restricted stock units and related information is as follows:

		Weighted Average
	Number of Units	Grant Price
Unvested as of December 31, 2019	3,278,324	$6.55
Granted	3,054,100	5.05
Vested	(786,137)	5.20
Forfeited/expired	(2,265,997)	7.33
Unvested as of December 31, 2020	3,280,290	$4.94

For the year ended December 31, 2020 and the 2019 Successor Period, the Company recorded approximately $8.2 million and $2.8 million of share-based compensation expense, respectively, related to the RSUs. As of December 31, 2019, the Company had unrecognized share-based compensation expense related to all unvested restricted stock units of $11.3 million. The weighted average remaining contractual term of unvested RSUs that is time based is approximately 1.1 years at December 31, 2020.  As of December 31, 2020, 731,032 unvested RSUs contained performance conditions.

Note 7. Leases

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

The following summarizes quantitative information about the Company’s leases:

Year Ended December 31, 2020

	Bonfire	CityBase	eCivis	Questica	Total
Finance lease cost
Amortization of right-of-use assets	$—	$68	$—	$—	$68
Interest	—	159	—	—	159
Operating lease cost	431	610	260	581	1,882
Total least cost	$431	$837	$260	$581	$2,109

	Bonfire	CityBase	Questica	Total
Weighted-average remaining lease term (years) – finance leases	N/A	1.2	N/A	1.2
Weighted-average remaining lease term (years) – operating leases	1.5	0.9	9.7	7.5
Weighted-average discount rate – finance leases	N/A	13.3%	N/A	13.3%
Weighted-average discount rate – operating leases	9.9%	10.0%	4.8%	6.2%

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

As of December 31, 2020, future minimum lease payments under non-cancellable leases are as follows:

	Bonfire	CityBase	Questica	Operating Leases	Finance Leases
Year Ended December 31, 2021	482	458	404	1,344	581
Year Ended December 31, 2022	257	—	405	662	197
Year Ended December 31, 2023	—	—	361	361	—
Year Ended December 31, 2024	—	—	346	346	—
Year Ended December 31, 2025		—	413	413	—
Thereafter	—	—	2,087	2,087	—
Total	739	458	4,016	5,213	778
Less present value discount	(44)	(38)	(888)	(970)	(50)
Present value of lease liabilities	$695	$420	$3,128	$4,243	$728

Note 8. Term Loans

Credit Facility

On February 14, 2020, the Company entered into an unsecured term loan credit facility (“February 2020 Credit Facility) that provides for borrowing of term loans in an aggregate principal amount of $12.0 million.  The credit facility had a maturity date of twelve months from the borrowing date of the term loans.  On the closing date, the Company fully drew on the credit facility net of deferred issuance costs of $0.7 million.  The $0.7 million of deferred issuance costs included $0.4 million of fees to be applied against interest and $0.3 million of other issuance costs.  Amounts outstanding under the credit facility bore interest from the date the term loans were first made until the last day of the fiscal month immediately following the six-month anniversary of such initial borrowing date at a rate per annum equal to twelve percent.  Commencing on the first day of each fiscal month thereafter, the interest rate increased by one percent per annum until the termination date.  The February 2020 Credit Facility was terminated on November 13, 2020 and $0.2 million of unamortized deferred issuance costs were expensed and included in other income, net.

On November 13, 2020, the Company entered into a senior secured term loan facility (“November 2020 Credit Facility”) that provides for borrowing of term loans in an aggregate principal amount of $25,000,000. The November 2020 Credit Facility has a maturity date of 30 months from the borrowing of the term loans. On the closing date, the Company fully drew on the November 2020 Credit Facility and replaced the Company's February 2020 Credit Facility. Amounts outstanding under the November 2020 Credit Facility accrue interest at a rate of eight percent plus LIBOR or 8.15% at December 31, 2020 and two percent payment-in-kind (“PIK”) interest.  The November 2020 Credit Facility is supported by a security interest in the assets of the Company and includes certain financial covenants pertaining to annual recurring revenue, revenue, and cash.  As of December 31, 2020, the Company was compliant with all financial covenants.

For the year ended December 31, 2020, the Company recognized $1.1 million of interest expense under the February 2020 and November 2020 Credit Facilities and approximately $0.5 million of debt issuance costs.  At December 31, 2020, the Company had accrued approximately $0.2 million of accrued interest.

Paycheck Protection Plan Loans (PPP Loans)

In April and May 2020, the Company’s subsidiaries CityBase, eCivis, and Sherpa received $2.0 million, $0.9 million and $0.2 million, respectively, in loan proceeds from the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”) of the United States government.  This program was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which was created to provide fast and direct economic assistance for American workers and families, small businesses, and preserves jobs for American industries.  The Company is using the funds to support the compensation expenses related to its US employees.  These

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

loans mature two years from the date of issuance and accrue interest at a rate of one percent per annum.  As of December 31, 2020, the Company accounted for these loans in accordance with ASC 470.  The Company expects to seek forgiveness for these loans during the year ended December 31, 2021.

The Company’s term loans are summarized as follows:

	November 2020 Credit Facility	PPP Loans	Total
Principal	$ 25,000	$ 3,210	$ 28,210
Payment-in-kind ("PIK") accrued interest	69	—	69
Unamortized deferred issuance costs	(1,647)	—	(1,647)
Term loans, net	$ 23,422	$ 3,210	$ 26,632

Maturity Date	May 2023	April and May 2022
Interest Rate	8% + LIBOR	1%
PIK Interest Rate	2%	0%

Note 9. Income Taxes

The components of the income tax provision (benefit) are as follows:

	2020	2019
Domestic
Federal
Current	$234	$—
Deferred	(1,640)	(6,605)
State
Current	108	3
Deferred	(251)	(3,459)

Foreign
Current	—	(56)
Deferred	(890)	1,522
Total	$(2,439)	$(8,595)

A reconciliation of the US federal statutory tax rates and the effective tax rates is as follows:

	2020	2019
Statutory federal income tax provision	21.0%	21.0%
State taxes, net of federal income tax effect	4.5%	2.6%
Foreign taxes	0.6%	(8.8)%
Goodwill impairment expense	0.0%	(3.9)%
Permanent items	(6.8)%	0.0%
Nondeductible merger expenses	0.0%	(3.3)%
Valuation allowance	(14.2)%	(0.7)%
Other	0.2%	1.3%
Total	5.3%	8.2%

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

Deferred tax assets (liabilities) comprised the following temporary differences between the financial statement carrying amounts and the tax basis of assets at December 31 and income tax attributes:

	2020	2019
Deferred tax assets:
Depreciation	$—	$1,035
Settlement amount	985	985
Stock-based compensation	2,391	487
Lease liability	125	510
Net operating losses	20,858	19,094
Tax credits	589	238
Deferred revenue	1,380	—
Deferred commissions	819	—
Other	496	(32)
Total deferred tax assets	27,643	22,317
Less: valuation allowance	(7,367)	(794)
Deferred tax assets, net of valuation allowance	20,276	21,523

Deferred tax liabilities:
Property and equipment	(901)	—
Intangible Assets	(36,177)	(41,316)
Right of use assets	(119)	(483)
State deferreds	(561)	—
Other	(12)	—
Total deferred tax liabilities	(37,770)	(41,799)
Net deferred taxes	$(17,494)	$(20,276)

The Company’s valuation allowance for the year ended December 31, 2020 and 2019 Successor Period was approximately $7.4 and $0.8 million, respectively, relating to U.S. tax credits and federal net operating losses that we do not believe a tax benefit is more likely than not to be realized.

The Company has approximately $61.5 million of United States federal net operating losses and $9.7 million of Canadian federal net operating losses. The United States federal net operating losses will begin to expire in 2033. The Canadian federal net operating losses will begin to expire in 2039.

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

The Company and its subsidiaries are subject to Canadian and United States federal income tax, as well as income and franchise tax in multiple state and provincial jurisdictions. The Canadian and United States federal tax years ended December 31, 2017, and subsequent years, are open for the assessment of taxes and various state and provincial tax years ended December 31, 2016, and subsequent years, are open for the assessment of taxes.

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

The 2017 Tax Cuts and Jobs Act (Tax Act) imposed a mandatory transition tax on accumulated foreign earnings and generally eliminated U.S. taxes on foreign subsidiary distribution. As a result, accumulated earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.

As of December 31, 2020 and 2019, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance. The Company would classify interest and penalties related to uncertain tax positions as income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2020.

Note 10. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company.

In connection with the Business Combination, the Company was involved in legal proceedings with OpenGov, Inc (“OpenGov”).  On February 19, 2020, the Company entered into a settlement agreement with OpenGov to resolve all pending claims without any admission or concession of wrongdoing by the Company or other defendants.  Pursuant to the settlement agreement, the Company recorded $3.3 million in acquisition costs for the 2019 Successor Period and accrued expenses as of December 31, 2019.  See Note 12.

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

As of December 31, 2020 and 2019, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

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

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

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

Shares issued in the Acquisition

As part of the consideration for the Acquisition, the Company issued (a) 11,973,154 shares of common stock (as adjusted by the Measurement Period Adjustment below), of which 3,955,442 are redeemable at the option of the Company (the “Acquisition Redemption Shares”) (see Note 3), (b) 2.6 million Class A and 0.5 million Class C shares (the “Class C Shares”) of Questica Exchangeco (the “Questica Shares”) and 2,161,741 shares of Bonfire Exchangeco shares (collectively, the “Exchange Shares”) that are exchangeable into an equal number of common stock.  The Exchange Shares are recorded as common shares of the Company.  The Company also issued 1,000,000 Class B shares of Questica Shares which are not exchangeable for common stock and thus have no value. The shares issued as consideration in the Acquisition were valued at $10 per share in the accompanying condensed consolidated financial statements.

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

In April 2019, 193,645 shares of the Bonfire Exchangeco Shares were converted into the Company’s Common Stock on a one-for-one basis (see Note 3).

For the 2019 Successor Period ended December 31, 2019, there was a Measurement Period Adjustment to change $41,500, or 4,150 shares, of stock consideration to cash consideration (see Note 3).

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In February 2020 and April 2020, the Company issued 1,550,388 of exchangeable shares and 336,965 shares of common stock to the former shareholders of Questica and Sherpa, respectively, for contingent consideration related to achieving certain acquisition related milestones.

In December 2020, the Company issued 2.0 million shares of common stock in a registered direct offering for $7.0 million at a price of $3.50 per share.

Share Repurchases

In March 2019, the Company redeemed 100,000 shares of common stock, the OC Redeemable Shares (See Note 3), for a promissory note in the principal amount of $1,000,000, which was subsequently repaid in March 2019, and included these in Treasury Stock in the accompanying condensed consolidated balance sheets.

In July 2019, in accordance with the eCivis agreements, the Company repurchased 250,000 shares of common stock (178,571 Redeemable Shares and 71,428 Additional Shares) for $2.5 million. These shares were included in Treasury Stock in the accompanying condensed consolidated balance sheets at the stock price on the date of the repurchases, or $1.7 million, and the remaining $0.8 million is included in Loss from repurchase of shares in the condensed consolidated statements of operations and comprehensive loss.

For the 2019 Successor Period, the Company repurchased 616,366 shares of common stock for $5.2 million.  These shares were included in Treasury Stock in the accompanying condensed consolidated balance sheets at the stock price on the date of the repurchases, or $4.2 million, and the remaining $1.0 million is included in Loss from repurchase of shares in the condensed consolidated statements of operations and comprehensive loss.

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

During the year ended December 31, 2020, the Company purchased 127,712 shares of common stock from employees under the Company’s RSU plan.

Preferred Shares – GTY is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of December 31, 2019, there were no preferred shares issued or outstanding.

Warrants

At December 31, 2020 and 2019, there were a total of 27,093,334 warrants outstanding. The warrants were originally sold as part of the units offered in the IPO. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants.

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

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

Note 12. Segment Reporting

The Company conducts the business through the following six operating segments: Bonfire, CityBase, eCivis, Open Counter, Questica and Sherpa.

The accounting policies of the operating segments are the same as those described in Note 2. Non-allocated interest expense and various other administrative costs are reflected in Corporate. Corporate assets include cash and cash equivalents, prepaid expenses and other current assets. The following provides operating information about the Company’s reportable segments for the periods presented (in thousands):

	GTY	Bonfire	CityBase	eCivis	OpenCounter	Questica	Sherpa	Total
Successor
Year ended December 31, 2020
Total revenue	$—	$7,806	$8,863	$6,693	$2,645	$16,527	$5,594	$48,128
Cost of revenues	—	1,520	6,682	3,030	563	3,446	3,227	18,468
Income (loss) from operations	(10,459)	(4,750)	(22,557)	(4,233)	(2,220)	830	671	(42,718)
Amortization of intangible assets	—	2,658	5,504	1,310	1,208	3,526	475	14,681
Depreciation expense	—	138	459	41	—	221	4	863
Interest income (expense), net	(1,663)	2	(92)	(6)	—	—	1	(1,758)
Benefit from (provision for) income taxes	(1,334)	691	1,922	1,294	669	(143)	(660)	2,439

Successor
February 19, 2019 through December 31, 2019
Total revenue	$—	$3,863	$7,122	$4,742	$1,408	$10,005	$4,375	$31,515
Cost of revenues	—	1,003	5,063	1,744	367	2,375	1,376	11,928
Loss from operations	(28,752)	(22,860)	(32,666)	(772)	(2,159)	(14,346)	(2,362)	(103,917)
Amortization of intangible assets	—	2,286	4,750	1,133	1,039	3,031	570	12,809
Depreciation expense	—	62	132	24	5	130	2	355
Interest income (expense), net	530	14	(327)	(1)	—	9	—	225
Benefit from (provision for) income taxes	3,579	1,820	4,230	989	602	(3,285)	660	8,595

Predecessor
January 1, 2019 through February 18, 2019
Total revenue	$—	$593	$820	$673	$298	$1,913	$631	$4,928
Cost of revenues	—	124	746	267	51	296	130	1,614
Income (loss) from operations	—	(741)	(1,499)	(265)	46	550	354	(1,555)
Amortization of intangible assets	—	—	—	32	—	—	—	32
Depreciation expense	—	70	33	22	1	22	—	148
Interest income (expense), net	—	5	(69)	—	(111)	5	—	(170)
Benefit from (provision for) income taxes	—	—	—	—	—	—	—	—

Successor
As of December 31, 2020
Goodwill	$—	$68,744	$88,327	$45,140	$21,956	$57,971	$2,497	$284,635
Assets	31,407	92,841	110,339	55,676	28,474	102,436	11,274	432,447

Successor
As of December 31, 2019
Goodwill	$—	$68,744	$88,327	$47,140	$21,956	$57,971	$2,497	$286,635
Assets	25,899	92,803	122,851	59,456	29,995	97,013	6,376	434,393

Revenues from North America customers accounted for greater than 90% of the Company’s revenues for the periods presented.

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

Note 13. Subsequent Events

On January 7, 2021, the Company paid approximately $8.0 million for 521,429 shares of common stock to settle its Redeemable Shares pursuant to the eCivis Cash Waiver Letter.  See Note 3.

On February 19, 2021, the Company granted 849,879 restricted stock units which vest over a range of one to three years.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to this Item will be included in an amendment to this report or the proxy statement to be filed pursuant to Regulation 14A for our 2021 Annual Stockholders’ meeting and is incorporated by reference in this report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our shares of common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.

The Company is not aware of any late or delinquent filings required under Section 16(a) of the Exchange Act in respect of the Company’s equity securities other than the following filed late due to administrative errors:

Name of Filer	Number of Reports Filed Late	Number of Transactions Not Reported on a Timely Basis
Jon Bourne	1	0
Jon Curran	1	1
Michael Duffy	1	1
David Farrell	1	2
James Ha	1	1
Justin Kerr	1	1
Craig Ross	1	2

These transactions now have been reported and the Company has designed and implemented additional controls to help avoid future administrative errors.

Item 11. Executive Compensation

Incorporated by reference from the information under the captions "Named Executive Officer Compensation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our 2021 Proxy Statement.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information under the captions "Corporate Governance at Groupon," "Board Independence and Expertise" and "Certain Relationships and Related Party Transactions" in our 2021 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the information under the caption "Independent Registered Public Accounting Firm" in our 2021 Proxy Statement.

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

10.13

Credit Agreement dated February 14, 2020 by and among the Company, certain of its subsidiaries as guarantors, the lenders from time to time party thereto and Wilmington Trust, National Association, as Administrative Agent, with Nineteen77 Global Multi-Strategy Alpha Master Limited, an affiliate of UBS

O'Connor LLC, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).

10.14

Loan and Security Agreement dated November 13, 2020 by and among the Company, each of the subsidiary guarantors from time to time party thereto, the financial institutions from time to time party thereto, and Acquiom Agency Services LLC, as agent for the Lenders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2020).

10.15

At Market Sales Agreement with B. Riley Securities, Inc. and Needham & Company with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share having an aggregate offering price of up to $10,000,000 through B. Riley and Needham as its sales agents (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2020).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2019).

23.1	Consent of WithumSmith + Brown, PC.

24.1	Powers of Attorney (included on the signature page of the Registration Statement).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTY TECHNOLOGY HOLDINGS INC.

Date: February 19, 2021	By:	/s/ TJ Parass
TJ Parass
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints TJ Parass and Harry L. You and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ TJ Parass	Chief Executive Officer, President and Director	February 19, 2021
TJ Parass	(principal executive officer)

/s/ John J. Curran	Chief Financial Officer, Treasurer	February 19, 2021
John J. Curran	(principal financial officer)

/s/ Justin Kerr	Controller and Chief Accounting Officer	February 19, 2021
Justin Kerr	(principal accounting officer)

/s/ William D. Green	Chairman of the Board	February 19, 2021
William D. Green

/s/ Harry L. You	Vice Chairman of the Board	February 19, 2021
Harry L. You

/s/ Randolph Cowen	Director	February 19, 2021
Randolph Cowen

/s/ Joseph M. Tucci	Director	February 19, 2021
Joseph M. Tucci

/s/ Charles Wert	Director	February 19, 2021
Charles Wert