Form 10-Q
period 2021-03-31
GTY Technology Holdings Inc.
filed 2021-05-13
CIK 1682325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 13, 2021, 57,495,291 shares of common stock, par value $0.0001 per share were outstanding.

GTY TECHNOLOGY HOLDINGS INC.

Form 10-Q

For the Quarter Ended March 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$17,936	$22,800
Accounts receivable, net	10,752	9,994
Prepaid expenses and other current assets	3,855	2,583
Total current assets	32,543	35,377

Property and equipment, net	3,651	3,891
Finance lease right of use assets	1,330	1,355
Operating lease right of use assets	2,539	2,610
Intangible assets, net	97,508	101,107
Goodwill	284,635	284,635
Other assets	3,736	3,472
Total assets	$425,942	$432,447

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,556	$6,366
Deferred revenue - current portion	23,345	22,304
Finance lease liability - current portion	580	581
Operating lease liability - current portion	1,133	1,316
Contingent consideration - current portion	729	743
Total current liabilities	31,343	31,310

Deferred revenue - less current portion	2,236	1,602
Warrant liability	7,078	3,040
Deferred tax liability	17,144	17,494
Contingent consideration - less current portion	43,630	42,530
Term loans, net	26,694	26,632
Finance lease liability - less current portion	5	147
Operating lease liability - less current portion	2,916	2,927
Total liabilities	131,046	125,682

Commitments and contingencies

Shareholders’ equity:
Common stock	6	6
Exchangeable shares	50,637	54,224
Additional paid in capital	393,082	380,881
Accumulated other comprehensive income	261	6
Treasury stock	(8,343)	(5,633)
Accumulated deficit	(140,747)	(122,719)
Total shareholders' equity	294,896	306,765
Total liabilities and shareholders’ equity	$425,942	$432,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Amounts in thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020
Revenues	$13,259	$11,276
Cost of revenues	4,742	4,527
Gross Profit	8,517	6,749

Operating expenses
Sales and marketing	3,762	4,854
General and administrative	5,193	7,449
Research and development	2,985	3,798
Amortization of intangible assets	3,599	3,673
Restructuring charges	—	3,466
Change in fair value of contingent consideration	1,114	29
Total operating expenses	16,653	23,269
Loss from operations	(8,136)	(16,520)

Other income (expense)
Interest expense, net	(859)	(236)
Loss from repurchase/issuance of shares	(5,333)	(2,056)
Change in fair value of warrant liability	(4,038)	(1,563)
Other income, net	168	499
Total other income (expense), net	(10,062)	(3,356)

Loss before income taxes	(18,198)	(19,876)
Benefit from income taxes	170	2,521
Net loss	(18,028)	(17,355)

Net loss per share, basic and diluted	$(0.32)	$(0.33)
Weighted average common shares outstanding, basic and diluted	55,828	52,575

Net loss	$(18,028)	$(17,355)
Other comprehensive gain:
Foreign currency translation gain	255	2,049
Total other comprehensive gain	255	2,049
Comprehensive loss	$(17,773)	$(15,306)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share amounts)

Three Months Ended March 31, 2021

								Accumulated
					Additional			Other	Total
	Common Stock		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance - December 31, 2020	55,570,282	$6	5,972,779	$54,224	$390,232	$(5,633)	$(129,030)	$6	$309,805
Adjustment for correction of an error - warrant liability	—	—	—	—	(9,351)	—	6,311	—	(3,040)
Balance - December 31, 2020, as adjusted	55,570,282	6	5,972,779	54,224	380,881	(5,633)	(122,719)	6	306,765
Net loss	—	—	—	—	—	—	(18,028)	—	(18,028)
Foreign currency translation gain	—	—	—	—	—	—	—	255	255
Share-based compensation	—	—	—	—	1,823	—	—	—	1,823
Issuance of common stock	935,633	—	—	—	6,790	—	—	—	6,790
Common stock repurchases	(525,060)	—	—	—	—	(2,710)	—	—	(2,710)
Common stock issued for exchangeable shares	358,658	—	(358,658)	(3,587)	3,587	—	—	—	—
Vested and issued restricted stock units	1,095,689	—	—	—	—	—	—	—	—
Stock option exercises	792	—	—	—	1	—	—	—	1
Balance - March 31, 2021	57,435,994	$6	5,614,121	$50,637	$393,082	$(8,343)	$(140,747)	$261	$294,896

Three Months Ended March 31, 2020

								Accumulated
					Additional			Other	Total
	Common Stock		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance - December 31, 2019	52,303,862	$5	5,568,096	$45,681	$340,625	$(5,174)	(71,460)	$370	$310,047
Adjustment for correction of an error - warrant liability	—	—	—	—	(9,351)	—	4,180	—	(5,171)
Balance - December 31, 2019, as adjusted	52,303,862	5	5,568,096	45,681	331,274	(5,174)	(67,280)	370	304,876
Net loss	—	—	—	—	—	—	(17,355)	—	(17,355)
Foreign currency translation gain	—	—	—	—	—	—	—	2,049	2,049
Share-based compensation	—	—	—	—	3,295	—	—	—	3,295
Share redemption (incremental shares issued)	334,254	—	—	—	2,056	—	—	—	2,056
Shares issued for contingent consideration	—	—	550,388	10,000	—	—	—	—	10,000
Vested and issued restricted stock units	31,250	—	—	—	—	—	—	—	—
Stock option exercises	3,699	—	—	—	4	—	—	—	4
Exchangeable shares converted to common stock	246,097	—	(246,097)	(2,461)	2,461	—	—	—	—
Balance - March 31, 2020	52,919,162	$5	5,872,387	$53,220	$339,090	$(5,174)	$(84,635)	$2,419	$304,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,028)	$(17,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	253	54
Amortization of intangible assets	3,599	3,673
Amortization of right of use assets	279	431
Share-based compensation	1,823	3,295
Deferred income tax benefit	(170)	(2,521)
Loss on issuance/repurchase of shares	5,333	2,056
Change in fair value of warrant liability	4,038	1,563
Amortization of deferred debt issuance costs	172	66
Accrual of paid in kind interest	130	—
Gain on extinguishment of debt	(239)	—
Bad debt expense	5	69
Loss on disposal of fixed assets	24	—
Change in fair value of contingent consideration	1,114	29
Changes in operating assets and liabilities:
Accounts receivable	(789)	522
Prepaid expenses and other assets	(1,536)	(1,122)
Accounts payable and accrued liabilities	(813)	(546)
Deferred revenue and other liabilities	1,747	(42)
Operating lease liabilities	(348)	(441)
Net cash used in operating activities	(3,406)	(10,269)

Cash flows from investing activities:
Capital expenditures	(31)	(1,111)
Net cash used in investing activities	(31)	(1,111)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	—	11,476
Contingent consideration payments	(28)	(27)
Stock options exercises	1	4
Common stock repurchases	(8,043)	—
Proceeds from issuance of common stock, net of costs	6,790	—
Proceeds from disposal of fixed assets	6	—
Repayments of finance lease liabilities	(144)	(136)
Net cash provided by (used in) financing activities	(1,418)	11,317

Effect of foreign currency on cash	(9)	(195)

Net change in cash and cash equivalents	(4,864)	(258)
Cash and cash equivalents, beginning of period	22,800	8,374
Cash and cash equivalents, end of period	$17,936	$8,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SUPPLEMENTAL CASH FLOWS DISCLOSURE

(Amounts in thousands)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$510	$—
Cash paid for income taxes	$—	$—

Noncash Investing and Financing Activities:
Exchangeable shares issued for contingent consideration	$—	$10,000
Share redemption (incremental shares issued)	$—	$2,056
Purchases of property and equipment included in accounts payable	$—	$382
Exchangeable shares converted to common stock	$3,587	$2,461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Note 1. Organization and Business Operations

GTY Technology Holdings Inc. and its subsidiaries (“GTY” or the “Company”) offers a cloud-based suite of solutions primarily for North American state and local governments. GTY’s cloud-based suite of solutions for state and local governments addresses functions in procurement, payments, grant management, budgeting and permitting.

The Company is headquartered in Las Vegas, Nevada and has other offices in the United States and Canada.  The following is a brief description of the Company’s primary subsidiaries and their businesses.

Bonfire, a Procurement Business

Bonfire Interactive Ltd. was incorporated on March 5, 2012 under the laws of the Province of Ontario and its wholly owned subsidiary, Bonfire Interactive US Ltd., was incorporated in the United States on January 8, 2018 (collectively, “Bonfire” or “Procurement”). Bonfire is a provider of strategic sourcing and procurement software, serving customers in government, the broader public sector, and various highly regulated commercial vertical markets. Bonfire offers customers and their sourcing professionals a modern software-as-a-service (“SaaS”) application that helps find, engage, evaluate, negotiate and award vendor and supplier contracts. Bonfire delivers workflow automation, data collection and analysis, and collaboration to drive cost savings, compliance, and strategic outcomes. All of Bonfire’s applications are delivered as a SaaS offering, and Bonfire offers implementation and premium support services.

CityBase, a Payments Business

CityBase, Inc. (“CityBase” or “Payments”), a Delaware corporation headquartered in Chicago, provides dynamic content, digital services, and integrated payments via a SaaS platform that includes technological functionality accessible via web and mobile, kiosk, point-of-sale, and other channels. CityBase software integrates its platform to underlying systems of record, billing, and other source systems, and configures payments and digital services to meet the requirements of its customers, which include government agencies and utility companies.

eCivis, a Grants Management Business

eCivis, Inc. (“eCivis” or “Grants Management”), a Delaware corporation headquartered in Los Angeles, California, is a leading SaaS provider of grants management and indirect cost reimbursement solutions that enable its customers to standardize and streamline complex grant processes in a fully integrated platform. The eCivis platform consists of four core cloud-based products, including grants research, grants management, sub-recipient management, and cost allocation and recovery. To assist its customers in the implementation of its cloud-based products, eCivis offers one-time implementation services, including data integration, grants migration and change management. Additionally, eCivis provides ongoing grants management training, cost allocation plan consulting and cost recovery services.

Open Counter, a Permitting Business

Open Counter Enterprises Inc. (“Open Counter” or “Permitting”), a Delaware corporation headquartered in Boston, Massachusetts, is a developer and provider of software tools for cities to streamline permitting and licensing services for municipal governments. Open Counter provides customers with software through a hosted platform and provides professional services related to software implementation.

Questica, a Budget Business

Questica Software Inc., Questica USCDN Inc. and its wholly-owned subsidiary Questica Ltd. (collectively, “Questica”) design and develop budgeting software that supports the unique requirements of the public sector. The Questica suite of products are part of a comprehensive web-based budgeting preparation, performance, management and data visualization solution that enables public sector and non-profit organizations to improve and shorten their budgeting cycles.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Questica Software Inc. was organized in 1998 as an Ontario corporation, maintains two offices located in Burlington, Ontario, Canada and serves the healthcare, K-12, higher education and local government verticals primarily in North America. Questica USCDN was organized in 2017 as an Ontario corporation and Questica Ltd. was incorporated in 2017 in the United States as a Delaware corporation. Questica Ltd. is located in Huntington Beach, California, primarily serving the non-profit market and services a limited number of customers in the public and private sector. The majority of Questica Ltd.’s customers are located in the United States and Canada, with some customers located in the United Kingdom and Africa, among other countries.

Sherpa, a Budget Business

Sherpa Government Solutions LLC (“Sherpa” and, collectively with Questica, “Budget”) is a Colorado limited liability company headquartered in Denver, Colorado, established in 2004. Sherpa is a leading provider of public sector budgeting software and consulting services that help state and local governments create and manage budgets and performance. Customers purchase Sherpa’s software and then engage its consulting services to configure the software and receive training on how to manage the software going forward.  Following implementation, customers continue to use the software in exchange for maintenance or subscription fees.

Note 2. Restatement of Previously Issued Financial Statements

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”), concluding that SPAC warrants may require classification as a liability rather than equity. The SEC Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across all entities”. It focused in part on provisions in warrant agreements for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and specifically whether the warrant holder is an input into the pricing of a fixed-for-fixed option on equity shares. According to the SEC Staff Statement, if the warrant holder is not an input into such pricing, these provisions would preclude the warrant from being classified in equity and thus require classification as a liability. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the public warrants and private warrants issued in connection with its initial public offering and previously recorded as equity on the Company’s consolidated balance sheet. The Company’s public warrants were correctly classified as equity. Because the Company’s private warrants do not contain a provision whereby the Company can call the warrants, however, the private warrants should have been recorded at fair value as a liability in the Company’s consolidated balance sheet. The Company assessed this error and determined it was not material to previously issued financial statements. Accordingly, the Company will revise, rather than restate, its previously issued 2020 quarterly and annual financial statements in the Company’s filings for 2021 on Forms 10-Q and 10-K filings.  Additionally, the historical quarterly and annual financial statements prior to the business combination were not restated due to the change in accounting as we believe the information is no longer relevant to investors.

The following tables present the effect of the revision for the financial statement line items adjusted in the affected periods:

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Quarter Ended March 31, 2020
	As Previously Reported	Adjustments	As Revised
Change in fair value of warrant liability	$—	$1,563	$1,563
Net loss	$15,792	$1,563	$17,355
Comprehensive loss	$13,743	$1,563	$15,306
Net loss per share, basic and diluted	$(0.30)	$(0.03)	$(0.33)

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Condensed Consolidated Statements of Cash Flows
	Quarter Ended March 31, 2020
	As Previously Reported	Adjustments	As Revised
Net loss	$15,792	$1,563	$17,355
Change in fair value of warrant liability	$—	$1,563	$1,563

Condensed Consolidated Balance Sheet
	As of December 31, 2020
	As Previously Reported	Adjustments	As Revised
Warrant liability	$—	$3,040	$3,040
Additional paid in capital	$390,232	$(9,351)	$380,881
Accumulated deficit	$(129,030)	$6,311	$(122,719)

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2021. Certain reclassifications have been made to conform to current period presentation.

Principles of Consolidation

The three months ended March 31, 2021 and 2020 condensed consolidated financial statements include all accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in the accompanying condensed consolidated financial statements.

Use of Estimates

The preparation of the condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include revenue recognition, the carrying value of goodwill, the fair value of acquired intangibles, the capitalization of software development costs, the useful lives of intangible assets, share-based compensation, right of use assets, warrant liability, financing and operating lease liabilities, contingent consideration and the valuation allowance of deferred tax assets resulting from net operating losses.

Covid-19 Update

In December 2019, the emergence of a novel coronavirus, or COVID-19, was reported and in March 2020, the World Health Organization, or WHO, characterized COVID-19 as a pandemic.  The broader implications of the global emergence of COVID-19 on the Company’s business, operating results, and overall financial performance remain uncertain and they depend on certain developments, including the duration and spread of the outbreak, impact on the Company’s

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

customers and its sales cycles, impact on its partners or employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted.  Since March 2020, the Company has seen certain new and existing customers halt or decrease investment in infrastructure, and the Company expects that certain of its current and potential customers will take actions to reduce operating expenses and moderate cash flows, including by delaying sales and requesting extended billing and payment terms. The Company will continue to actively monitor the situation and may take further actions that alter its business operations, as may be required by federal, state, or local authorities, or that the Company determines are in the best interests of its employees, customers, partners, suppliers, and stockholders.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on February 19, 2021 aside from those described in Note 2.

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

The Company’s only material financial instruments carried at fair value as of March 31, 2021 and December 31, 2020, with changes in fair value flowing through current earnings, consist of contingent consideration liabilities recorded in conjunction with business combinations and the fair value of its warrant liabilities are as follows:

		Fair Value Measurement at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Contingent consideration – current	$729	$—	$—	$729
Contingent consideration – long term	43,630	—	—	43,630
Warrant liability	7,078	—	—	7,078
Total liabilities measured at fair value	$51,437	$—	$—	$51,437

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

		Fair Value Measurement at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Contingent consideration – current	$743	$—	$—	$743
Contingent consideration – long term	42,530	—	—	42,530
Warrant liability	3,040	—	—	3,040
Total liabilities measured at fair value	$46,313	$—	$—	$46,313

There were no transfers made among the three levels in the fair value hierarchy during the three months ended March 31, 2021.

The following tables present additional information about Level 3 liabilities measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for liabilities within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Changes in contingent consideration liabilities measured at fair value from December 31, 2020 to March 31, 2021 were as follows:

Contingent consideration – December 31, 2020	$43,273
Change in fair value of contingent consideration	1,114
Payments of contingent consideration	(28)
Contingent consideration – March 31, 2021	$44,359

On February 19, 2019, the Company consummated several acquisitions (collectively, the “Acquisition”), pursuant to which it acquired each of Bonfire, CityBase, eCivis , Open Counter, Questica and Sherpa (together with Bonfire, CityBase, eCivis, Open Counter and Questica, the “Acquired Companies”).

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

Changes in the warrant liability measured at fair value from December 31, 2020 to March 31, 2021 were as follows:

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Warrant liability – December 31, 2020	$3,040
Change in fair value of warrant liability	4,038
Warrant liability – March 31, 2021	$7,078

The warrant liability was estimated using a Black-Scholes model derived from a Monte Carlo simulation of the Company’s outstanding public warrants.  These inputs were primarily derived from the implied volatility of the traded public warrant price.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and term loans approximates fair value because of the short-term nature of these instruments.

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

Disaggregation of Revenues

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020
Subscriptions, support and maintenance	$10,165	$7,724
Professional services	2,941	3,169
License	63	383
Asset sales	90	—
Total revenues	$13,259	$11,276

Revenues

Subscription, support and maintenance. The Company provides SaaS that provide customers with access to SaaS related support and updates during the term of the arrangement. Revenues are recognized ratably over the contract term as the customer simultaneously receives and consumes the benefits of the subscription service, as the service is made available by the Company. The first year of subscription fees are typically payable within 30 days after the execution of a contract, and thereafter upon renewal. The Company initially records subscription fees as contract liabilities and recognizes revenues on a straight-line basis over the term of the agreement.

The Company’s contracts may include variable consideration in the form of usage fees, which are constrained and recognized once the uncertainties associated with the constraint are resolved, which is when usage occurs and the fee is known.

Subscription, support and maintenance revenues also includes on-premise support or maintenance pertaining to license sales. Revenues from on-premise support are recognized on a straight-line basis over the support period.

Revenues from subscription, support and maintenance comprised approximately 77% and 68% of total revenues for the three months ended March 31, 2021 and 2020, respectively.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Professional services.    The Company’s professional services contracts generate revenues on a time and materials or fixed fee basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 22% and 28% of total revenues for the three months ended March 31, 2021 and 2020, respectively.

License. Revenues from distinct licensed software are recognized upfront when the software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised approximately less than 1% and 3% of total revenues for the three months ended March 31, 2021 and 2020, respectively.

Asset sales. Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the customer and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. Asset sales were approximately 1% and less than 1% of total revenues for the three months ended March 31, 2021 and 2020, respectively.

Restructuring Charges

On March 30, 2020, the Company implemented a global restructuring plan which resulted in an approximate 10% reduction of the Company’s workforce.  This action was intended to streamline the Company’s operational reporting and reduce operating cash outflows.  The Company recorded pre-tax restructuring charges of approximately $3.5 million which is comprised of one-time employee termination benefits paid over a weighted-average period of approximately 10 months.  All termination benefits associated with the restructuring plan have been paid as of March 31, 2021.

Net Loss per Share

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed similarly to basic net income per share of common stock except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Due to the net loss for the three months ended March 31, 2021 and 2020, diluted and basic loss per share are the same.

Securities that could potentially dilute net loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2021 and 2020 are as follows:

	2021	2020
Warrants to purchase common stock	27,093,334	27,093,334
Unvested restricted stock units	3,173,584	4,022,110
Options to purchase common stock	245,112	261,027
Total	30,512,030	31,376,471

Income Taxes

In determining the quarterly benefit from income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter.  The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% as a result of state taxes, foreign taxes and changes in the

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Company’s valuation allowance for domestic income taxes.  For the three months ended March 31, 2021 and 2020, the Company recorded a $0.2 million and $2.5 million benefit from income taxes, respectively.

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements.  The standard removes, modifies, and adds certain disclosure requirements.  The adoption of this new standard did not have a material impact on the Company’s condensed consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under Accounting Standards Codification (“ASC”) 350-40 – Internal Use Software, in order to determine which costs to capitalize and recognize as an asset and which costs to expense.  The adoption of this new standard did not have a material impact on the Company’s condensed consolidated financial statements.

On January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes.   ASU 2019-12 simplifies various aspects related to accounting for income taxes, removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The adoption of this new standard did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance will be effective for the Company in the first quarter of 2022 on a full or modified retrospective basis, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Note 4. Intangible Assets

The Company recognized goodwill and certain identifiable intangible assets in connection with business combinations. Identifiable intangible assets consist of the following as of March 31, 2021 and March 31, 2020:

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents / Developed Technology	$60,084	$(15,878)	$44,206
Trade Names / Trademarks	16,348	(3,623)	12,725
Customer Relationships	51,003	(10,770)	40,233
Non-Compete Agreements	1,162	(818)	344
Total Intangibles	$128,597	$(31,089)	$97,508

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents / Developed Technology	$60,084	$(14,026)	$46,058
Trade Names / Trademarks	16,348	(3,227)	13,121
Customer Relationships	51,003	(9,514)	41,489
Non-Compete Agreements	1,162	(723)	439
Total Intangibles	$128,597	$(27,490)	$101,107

Amortization expense recognized by the Company related to intangible assets for the three months ended March 31, 2021 and March 31, 2020 was $3.6 million and $3.7 million, respectively.

The estimated aggregate future amortization expense for intangible assets is as follows:

Nine months ended December 31, 2021	11,012
Year ended December 31, 2022	14,276
Year ended December 31, 2023	14,224
Year ended December 31, 2024	14,263
Year ended December 31, 2025	14,224
Thereafter	29,509
$97,508

Note 5. Leases

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

At March 31, 2021, the Company had operating right of use assets of approximately $2.5 million and operating lease liabilities of approximately $4.0 million, which are included in the condensed consolidated balance sheet.

The Company purchases kiosks that are funded by finance leases that expire on various dates through 2023 and are included in fixed assets.  At March 31, 2021, the Company had finance lease right of use assets of $1.3 million and finance lease liabilities of approximately $0.6 million.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

The following summarizes quantitative information about the Company’s leases:

Three Months Ended March 31, 2021:

			Grants
	Procurement	Payments	Management	Budget	Total
Finance lease cost
Amortization of right-of-use assets	$—	$15	$—	$—	$15
Interest	—	26	—	—	26
Operating lease cost	114	115	20	109	358
Total lease cost	$114	$156	$20	$109	$399

			Grants
	Procurement	Payments	Management	Budget	Total
Weighted-average remaining lease term – finance leases	N/A	1.0	N/A	N/A	1.0
Weighted-average remaining lease term – operating leases	1.2	0.7	1.8	9.5	7.2
Weighted-average discount rate – finance leases	N/A	13.0%	N/A	N/A	13.0%
Weighted-average discount rate – operating leases	9.9%	10.0%	8.0%	4.8%	6.2%

As of March 31, 2021, future minimum lease payments under non-cancellable leases are as follows:

			Grants		Operating	Finance
	Procurement	Payments	Management	Budget	Leases	Leases
Nine months ended December 31, 2021	$365	$343	$90	$318	$1,026	$439
Year Ended December 31, 2022	247	—	123	430	677	197
Year Ended December 31, 2023	—	—	10	383	383	—
Year Ended December 31, 2024	—	—	—	368	368	—
Year Ended December 31, 2025	—	—	—	417	417	—
Thereafter	—	—	—	2,109	2,109	—
Total	$612	$343	$223	$4,025	$4,980	$636
Less present value discount	(27)	(21)	(16)	(883)	(931)	(51)
Present value of lease liabilities	$585	$322	$207	$3,142	$4,049	$585

Note 6. Term Loans

Credit Facility

On February 14, 2020, the Company entered into an unsecured term loan credit facility (“February 2020 Credit Facility”) that provided for borrowing of term loans in an aggregate principal amount of $12.0 million.  The credit facility had a maturity date of twelve months from the borrowing date of the term loans.  On the closing date, the Company fully drew on the credit facility net of deferred issuance costs of $0.7 million.  The $0.7 million of deferred issuance costs included $0.4 million of fees to be applied against interest and $0.3 million of other issuance costs.  Amounts outstanding under the credit facility bore interest from the date the term loans were first made until the last day of the fiscal month immediately following the six-month anniversary of such initial borrowing date at a rate per annum equal to twelve percent.  Commencing on the first day of each fiscal month thereafter, the interest rate increased by one percent per annum until the termination date.  The February 2020 Credit Facility was terminated on November 13, 2020 and $0.2 million of unamortized deferred issuance costs were expensed and included in other income, net.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

On November 13, 2020, the Company entered into a senior secured term loan facility (“November 2020 Credit Facility”) that provides for borrowing of term loans in an aggregate principal amount of $25,000,000. The November 2020 Credit Facility has a maturity date of 30 months from the borrowing of the term loans. On the closing date, the Company fully drew on the November 2020 Credit Facility and replaced the February 2020 Credit Facility. Amounts outstanding under the November 2020 Credit Facility accrue interest at a rate of eight percent plus LIBOR or 8.15% at March 31, 2021 and two percent payment-in-kind (“PIK”) interest.  The November 2020 Credit Facility is supported by a security interest in the assets of the Company and includes certain financial covenants pertaining to annual recurring revenue, revenue, and cash.  As of March 31, 2021, the Company was compliant with all financial covenants.

For the three months ended March 31, 2021 and 2020, the Company recognized $0.7 million and $0.2 million of interest expense, respectively, under the February 2020 and November 2020 Credit Facilities and approximately $0.2 million and $0.1 million of debt issuance costs, respectively.  At March 31, 2021, the Company had accrued approximately $0.2 million of accrued interest.

Paycheck Protection Plan Loans (PPP Loans)

In April and May 2020, the Company’s subsidiaries CityBase, eCivis, and Sherpa received $2.0 million, $0.9 million and $0.2 million, respectively, in loan proceeds from the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration of the United States government.  This program was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was created to provide fast and direct economic assistance for American workers, families, small businesses, and preserves jobs for American industries.  The Company used the funds to support the compensation expenses related to its U.S. employees.  These loans mature two years from the date of issuance and accrue interest at a rate of one percent per annum.  As of March 31, 2021 and December 31, 2020, the Company accounted for these loans in accordance with ASC 470.  The Company obtained forgiveness for the $0.2 million in loan proceeds pertaining to the loan received by Sherpa and expects to seek forgiveness for the remaining loans during the year ended December 31, 2021.

The Company’s term loans are summarized as follows:

	November 2020 Credit Facility	PPP Loans	Total
Principal	$ 25,000	$ 2,971	$ 27,971
Payment-in-kind ("PIK") accrued interest	199	—	199
Unamortized deferred issuance costs	(1,476)	—	(1,476)
Term loans, net	$ 23,723	$ 2,971	$ 26,694

Maturity Date	May 2023	April and May 2022
Interest Rate	8% + LIBOR	1%
PIK Interest Rate	2%	0%

Note 7. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Indemnification

Additionally, in the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments that the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements.

As of March 31, 2021 and December 31, 2020, the Company has not accrued a liability for any legal proceedings, claims or indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with them is not probable or reasonably estimable.

Note 8. Shareholders’ Equity

Common Stock – GTY is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share.

On November 25, 2020, the Company entered into an At Market Sales Agreement with B. Riley Securities, Inc. (“B. Riley”) and Needham & Company (“Needham” and together with B. Riley, the “Sales Agents”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $10.0 million through B. Riley and Needham as its sales agents. The issuance and sale, if any, of shares of common stock by the Company under the At Market Sales Agreement will be made pursuant to the Company’s effective registration statement on Form S-3.  During the three months ended March 31, 2021, the Company sold 935,633 of common shares for $6.8 million in proceeds.

During the three months ended March 31, 2021, the Company issued 358,658 of common shares for the same number of exchangeable shares to the former shareholders of Questica and Bonfire.

Share Redemptions

Under the agreements with eCivis, the Company acquired eCivis for aggregate consideration of approximately $14.0 million in cash and 2,883,433 shares of Company common stock, including 703,631 shares of the Company’s common stock which are redeemable for cash at any time in the sole discretion of the Company for a price of $10.00 per share (the “Redeemable Shares”).  Upon redemption of the Redeemable Shares, the Company must simultaneously redeem additional shares from the holder equal to 40% of the number of Redeemable Shares being redeemed (the “Additional Shares”) at $10 per share.  If the Redeemable Shares were not redeemed by February 12, 2020 and February 12, 2021, the Company was required to issue additional shares, as calculated based on the number of outstanding Redeemable Shares. In June 2019, 178,571 Redeemable Shares and 71,428 Additional Shares were redeemed and the Company recorded a $0.8 million loss.  During February 2020, the Company issued 334,254 Additional Shares and recorded a $2.1 million loss.  The remaining 525,060 shares of common stock were redeemed for a total of $8.0 million and the Company recorded a $5.3 million loss during the three months ended March 31, 2021.

Preferred Shares – GTY is authorized to issue 25,000,000 preferred shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Warrants

At March 31, 2021 and December 31, 2020, there were a total of 27,093,334 warrants outstanding including 18,400,000 public warrants and 8,693,334 private warrants. The warrants were originally sold as part of the units offered in the Company’s initial public offering and expire five years from the date of the acquisition or February 2024. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants.

The Company may call the public warrants for redemption, in whole and not in part, at a price of $0.01 per warrant, upon not less than 30 days’ prior written notice of redemption to each warrant holder, if, and only if, the reported last sale price of common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders. The private warrants are not callable for redemption and are marked to market and included in warrant liabilities with non-cash fair value adjustments recorded into earnings during each reporting period.

Note 9. Share-Based Compensation

Stock Options

In connection with the Acquisition, the Company adopted a stock option plan and issued 408,667 stock options to employees. The total fair value of the stock options at the grant date was $3.6 million.

A summary of stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Total
	Number of	Exercise	Life (in	Intrinsic
	Shares	Price	years)	Value
Outstanding as of December 31, 2020	245,904	$2.26	7.0	$1,130
Granted	—	—	—	—
Exercised	(792)	1.16
Forfeited/expired	—	—
Outstanding as of March 31, 2021	245,112	$2.26	6.7	$1,126
Options vested and exercisable	191,248	$2.25	6.6	$880

For the three months ended March 31, 2021 and 2020, the Company recorded approximately $0.1 million of share-based compensation expense related to the options. As of March 31, 2021, the Company has $0.4 million of unrecognized share-based compensation cost to be recognized over 0.5 years.

Restricted Stock Units

Subsequent to the Acquisition, the Company adopted a plan to issue restricted stock units (“RSUs”) to employees as annual performance awards.  RSUs may vest in ratable annual installments over either two or four years, as applicable, from the date, or RSUs may vest subject to the achievement of certain performance conditions over a three-year performance period, in each case, assuming continuous service by the employees through the applicable vesting dates.

A summary of the Company's RSU’s and related information is as follows:

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

		Weighted Average
	Number of Units	Grant Price
Unvested as of December 31, 2020	3,280,290	$4.94
Granted	816,162	6.92
Vested	(882,990)	4.70
Forfeited/expired	(39,878)	4.45
Unvested as of March 31, 2021	3,173,584	$5.52

For the three months ended March 31, 2021 and 2020, the Company recorded approximately $1.7 million and $3.2 million, respectively, of share-based compensation expense related to the RSUs. As of March 31, 2021, the Company had unrecognized share-based compensation expense related to all unvested RSUs of $14.5 million. The weighted average remaining contractual term of unvested RSUs is approximately 1.3 years at March 31, 2021.  825,590 of the unvested RSUs contain performance conditions subject to achieving segment specific revenue and profitability metrics.

Note 10. Segment Reporting

The Company conducts its business through the following five operating segments: Procurement, Payments, Grants Management, Permitting, and Budget.

The accounting policies of the operating segments are the same as those described in Note 3. The following provides operating information about the Company’s reportable segments for the periods presented:

	Corporate	Procurement	Payments	Grants Management	Permitting	Budget	Total
Three Months Ended March 31, 2021
Total revenue	$—	2,437	2,229	1,750	695	6,148	$13,259
Cost of revenues	—	470	1,566	650	154	1,902	4,742
Income (loss) from operations	(1,756)	(805)	(4,846)	(969)	(387)	627	(8,136)
Amortization of intangible assets	—	651	1,355	323	297	973	3,599
Depreciation expense	—	47	94	9	2	101	253
Interest income (expense), net	(844)	—	(12)	(3)	—	—	(859)
Benefit from (provision for) income taxes	—	—	—	—	—	170	170

Three Months Ended March 31, 2020
Total revenue	$—	1,656	1,899	1,465	613	5,643	$11,276
Cost of revenues	—	392	1,470	722	139	1,804	4,527
Income (loss) from operations	(5,520)	(2,114)	(6,352)	(1,449)	(886)	(199)	(16,520)
Amortization of intangible assets	—	667	1,365	323	300	1,018	3,673
Depreciation expense	—	16	18	8	1	11	54
Interest income (expense), net	(205)	(1)	(30)	—	—	—	(236)
Benefit from (provision for) income taxes	113	—	1,785	428	247	(52)	2,521

As of March 31, 2021
Goodwill	$—	68,744	88,327	45,140	21,956	60,468	$284,635
Assets	26,630	92,306	109,142	54,976	27,526	115,362	425,942

As of December 31, 2020
Goodwill	$—	68,744	88,327	45,140	21,956	60,468	$284,635
Assets	31,407	92,841	110,339	55,676	28,474	113,710	432,447

Revenues from North America customers accounted for greater than 90% of the Company’s revenues for the periods presented.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Note 11. Subsequent Events

The Company has evaluated events from March 31, 2021 through the date the financial statements were issued. There were no subsequent events that need disclosure.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 19, 2021. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements can be found in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and elsewhere in this Form 10-Q. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Certain statements in the following discussions are based on non-GAAP financial measures. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statements of comprehensive income, balance sheets or statements of cash flows of the issuer; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. The Company includes non-GAAP financial measures in this Management’s Discussion and Analysis, as the Company’s management believes that these measures and the information they provide are useful to investors because they permit investors to view the Company’s performance using the same tools that management uses and to better evaluate the Company’s ongoing business performance. In order to better align the Company’s reported results with the internal metrics used by the Company’s management to evaluate business performance as well as to provide better comparisons to prior periods and peer data, non-GAAP measures exclude the impact of purchase accounting related to the Acquisition. See “Reconciliation of Non-GAAP Revenues” below for more information and reconciliations of such measures to the nearest comparable GAAP measures.

Overview

We are a public sector company that offers a cloud-based suite of solutions primarily for North American state and local governments. Our six wholly-owned subsidiaries are Bonfire, CityBase, eCivis, Open Counter, Questica and Sherpa. Through our operating subsidiaries, we serve some of the fastest growing segments in the government technology sector, specifically procurement, payments, grants management, permitting, and budgeting.

We were formed on August 11, 2016 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “business combination”). Until the business combination, we did not engage in any operations nor generate any revenues. We recognized an opportunity to replace costly legacy on-premises software systems with scalable and efficient SaaS products. Our search led to the acquisition (the “Acquisition”) of Bonfire, CityBase, eCivis, Open Counter, Questica, and Sherpa on February 19, 2019.

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

Expansion and Further Penetration of Our Customer Base.    We employ a strategy that focuses on acquiring new customers and growing our relationships with existing customers over time. We believe that significant opportunity exists for us to acquire new customers as well as expand the use of our platforms by selling additional products and increasing the number of users within our current customers’ organizations.

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

Key Components of our Results of Operations

Revenues

Subscription, support and maintenance. We deliver SaaS and provide customers with access to SaaS-related support and updates during the term of the arrangement. Revenues are recognized ratably over the contract term as the customer simultaneously receives and consumes the benefits of the subscription service. Subscription fees are typically payable within 30 days after the execution of a contract, and thereafter upon renewal. We initially record subscription fees as contract liabilities and recognize revenues on a straight-line basis over the term of the agreement.

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

Revenues from subscription, support and maintenance comprised approximately 77% and 68% of total revenues for the three months ended March 31, 2021 and 2020, respectively.

Professional services.     Our professional services contracts generate revenues on a time and materials, fixed fee or subscription basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Revenues are recognized ratably over the contract term for subscription contracts. The milestone method for revenue recognition is used when there is substantive uncertainty at the date the contract is entered into regarding whether the milestone will be achieved. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 22% and 28% of total revenues for the three months ended March 31, 2021 and 2020.

License. Revenues from distinct licensed software are recognized upfront when that software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised approximately less than 1% and 3% of total revenues for the three months ended March 31, 2021 and 2020, respectively.

Asset sales. Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the customer and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. Asset sales were approximately 1% and less than 1% of total revenues for the three months ended March 31, 2021 and 2020, respectively.

Cost of Revenues

Cost of revenues primarily consists of salaries and benefits of personnel relating to our hosting operations and support, implementation, and grants research. Cost of revenues includes data center costs including depreciation of the Company’s data center assets, third-party licensing costs, consulting fees, and the amortization of acquired technology from recent acquisitions.

Operating Expenses

Sales and marketing

Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including salaries, sales commissions and incentives and benefits, travel and related costs, outside consulting fees, marketing programs, including lead generation, and costs of advertising and trade shows. We defer sales commissions and amortize them ratably over the expected customer life. We expect that sales and marketing expenses will increase as we expand our direct sales teams and increase sales through our strategic relationships and resellers.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Total revenues

Our total revenues were $13.3 million for the three months ended March 31, 2021. Excluding the $0.1 million impact of purchase accounting, our total non-GAAP revenues for the three months ended March 31, 2021 was $13.4 million compared to $11.6 million for the three months ended March 31, 2020, representing a 15% increase. This increase was driven by an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers. The change in revenues for each operating segment is provided in the following table (in thousands, except percentages):

	Generally Accepted Accounting Principles (“GAAP”)				Non-GAAP

	Total	Total	Increase /	Increase /	Total	Total	Increase /	Increase /
	Revenues	Revenues	(Decrease)	(Decrease)	Revenues	Revenues	(Decrease)	(Decrease)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
Procurement	$2,437	$1,656	$781	47%	$2,437	1,665	$772	46%
Payments	2,229	1,899	330	17%	2,351	2,032	319	16%
Grants Management	1,750	1,465	285	19%	1,750	1,480	270	18%
Permitting	695	613	82	13%	695	613	82	13%
Budget	6,148	5,643	505	9%	6,148	5,801	347	6%
Total	$13,259	$11,276	$1,983	18%	$13,381	$11,591	$1,790	15%

A reconciliation of non-GAAP revenues and other non-GAAP financial measures is included in the section titled “Reconciliation of Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q.

Total cost of revenues

Our total cost of revenues for the three months ended March 31, 2021 increased primarily as a result of headcount additions to support our revenue growth and share-based compensation resulting from the grant of restricted stock units. The change in cost of revenues for each operating segment is due to the following (in thousands, except percentages):

`
	Total Cost	Total Cost
	of	of	Increase /	Increase /
	Revenues	Revenues	(Decrease)	(Decrease)
	2021	2020	in Dollars	in %
Procurement	$470	$392	$78	20%
Payments	1,566	1,470	96	7%
Grants Management	650	722	(72)	(10)%
Permitting	154	139	15	11%
Budget	1,902	1,804	98	5%
Total	$4,742	$4,527	$215	5%

Procurement

Procurement’s total cost of revenues increased by $0.1 million or 20% primarily due to a $0.1 million or 15% increase in salaries and wages driven by an 8% increase in average headcount from March 31, 2020 to March 31, 2021.

Payments

Payments’ total cost of revenues increased by $0.1 million or 7% primarily due to a $0.1 million increase in hardware costs resulting from an increase in asset sales.

Grants Management

Grants Management’s total cost of revenues decreased by $0.1 million or 10% primarily due to a $0.1 million decrease in third-party contractors.

Permitting

Permitting’s total cost of revenues was materially consistent year-over-year.

Budget

Budget’s total cost of revenues increased by $0.1 million or 5% primarily due to a $0.1 million increase in share-based compensation related to the issuance of restricted stock units.

Operating expenses (sales and marketing, general and administrative, and research and development)

Our operating expenses (including sales and marketing, general and administrative and research and development expenses) for the three months ended March 31, 2021 have decreased due primarily to the restructuring plan implemented in March 2020. The change in operating expenses for each operating segment is due to the following (in thousands, except percentages):

	Operating	Operating	Increase /	Increase /
	Expenses	Expenses	(Decrease)	(Decrease)
	2021	2020	in Dollars	in %
Procurement	$2,121	$2,556	$(435)	(17)%
Payments	3,054	5,019	(1,965)	(39)%
Grants Management	1,732	1,869	(137)	(7)%
Permitting	631	937	(306)	(33)%
Budget	2,646	2,991	(345)	(12)%
Corporate	1,756	2,729	(973)	(36)%
Total	$11,940	$16,101	$(4,161)	(26)%

Procurement

Procurement’s total operating expense decreased by $0.4 million or 17% primarily due to a $0.3 million or 23% decrease in sales and marketing expenses and a $0.1 million or 13% decrease in research and development.  The decrease in sales and marketing expenses was due primarily to a $0.1 million or 15% decrease in salaries and wages, a $0.1 million decrease in share-based compensation and a $0.1 million decrease in travel and trade shows resulting from the COVID-19 pandemic.  The decrease in salaries and wages was due primarily to a 26% decrease in average headcount from March 31, 2020 to March 31, 2021 driven mainly by our March 2020 restructuring.  The decrease in research and development was primarily due to a $0.1 million or 12% decrease in salaries and wages due to a 29% decrease in average headcount from March 31, 2020 to March 31, 2021.

Payments

Payments’ total operating expense decreased by $2.0 million or 39% primarily due to a $0.7 million or 40% decrease in research and development, a $0.6 million or 48% decrease in sales and marketing expense, and a $0.6 million or 32% decrease in general and administrative expenses.  The decrease in sales and marketing expenses was due primarily to a $0.3 million decrease in share-based compensation and a $0.2 million or 25% decrease in salaries and wages. The decrease in salaries and wages related to sales and marketing was due primarily to a 23% decrease in average headcount from March 31, 2020 to March 31, 2021 driven mainly by our March 2020 restructuring. The $0.6 million decrease in general and administrative expenses was due primarily to a $0.4 million decrease in share-based compensation and a $0.2 million or 26% decrease in salaries and wages resulting from a 28% decrease in average headcount from March 31, 2020 to March 31, 2021. The $0.7 million decrease in research and development was due primarily to a $0.6 million or 39% decrease in salaries and wages related to a 30% decrease in average headcount from March 31, 2020 to March 31, 2021 and a $0.1 million decrease in share-based compensation.

Grants Management

Grants Management’s total operating expense decreased by $0.1 million or 7% primarily due to a $0.2 million or 34% decrease in general and administrative costs offset by a $0.1 million or 16% increase in sales and marketing expenses. The decrease in general and administrative costs was primarily due to a $0.1 million decrease in human resources and recruiting spend and a $0.1 million decrease in consulting and professional services costs. The increase in sales and marketing costs was primarily driven by a $0.1 increase in third-party commissions.

Permitting

Permitting’s total operating expenses decreased by $0.3 million or 33% primarily due a $0.2 million or 37% decrease in sales and marketing expenses and a $0.1 million or 50% decrease in general and administrative expenses. The decrease in sales and marketing is primarily due to a $0.2 million or 42% decrease in salaries and wages related to a 24% decrease in headcount resulting from the March restructuring. The $0.1 million decrease in general and administrative costs was related to a $0.1 million decrease in travel spend due to the Covid-19 pandemic.

Budget

Budget’s total operating expenses decreased by $0.3 million or 12% primarily due to a $0.2 million or 14% decrease in sales and marketing expenses and a $0.1 million or 16% decrease in general and administrative expenses.  The decrease in sales and marketing expenses is primarily related to a $0.2 million or 18% decrease in salaries and wages related to a 4% decrease in average headcount from March 31, 2020 to March 31, 2021.  The $0.1 million decrease in general and administrative expenses is primarily related to a $0.1 decrease in share-based compensation related to issuance of restricted stock units.

Corporate

Corporate expenses are primarily comprised of outside services including legal, accounting and consulting fees, payroll and related expenses, corporate insurance, and share-based compensation.  Corporate expenses decreased by $1.0 million or 36% due primarily to a $0.5 million decrease in share-based compensation from the cancellation of restricted stock units and a $0.5 million or 62% decrease in salaries and wages.  The decrease in salaries and wages is due primarily to a 41% decrease in average headcount from March 31, 2020 to March 31, 2021 driven mainly by our March 2020 restructuring.

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

Restructuring costs

On March 30, 2020, the Company implemented a global restructuring plan which resulted in an approximate 10% reduction of the Company’s workforce.  This action was intended to streamline the Company’s operational reporting and reduce operating cash outflows.  The Company recorded pre-tax restructuring charges of approximately $3.5 million which was comprised of one-time employee termination benefits paid over a weighted average period of approximately 10 months.

Change in fair value of contingent consideration

The change in fair value of contingent consideration consists of any adjustments to the contingent consideration liability since the Acquisition.

Other income (expense)

Interest income (expense)

Interest income (expense) is primarily comprised of the investments held by GTY Corporate offset by interest under the November 2020 Credit Facility.

Loss on repurchase/issuance of shares

Loss on repurchase/issuance of shares is comprised of the difference in fair value between the price in which shares are issued and the market value on the date of grant.

Change in fair value of warrant liability

Change in fair value between the current price of the Company’s warrants and the previously reported price.

Other income (loss)

Other income (loss) is comprised primarily of unrealized gains and losses associated with transactions in currencies that are not denominated in U.S. Dollars.

Reconciliation of Non-GAAP Revenues

To supplement our condensed consolidated financial statements, which are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, we have provided certain financial measures that have not been prepared in accordance with GAAP (“non-GAAP financial measures”), which include (i) non-GAAP revenues, (ii) non-GAAP gross profit and non-GAAP gross margin and (iii) non-GAAP loss from operations.

We use these non-GAAP financial measures internally in analyzing our financial results and believe that these metrics are useful to investors, as a supplement to the corresponding GAAP measure, in evaluating our ongoing operational performance and trends. However, it is important to note that particular items we exclude from, or include in, our non-GAAP financial measures may differ from the items excluded from, or included in, similar non-GAAP financial measures used by other companies in the same industry. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Investors are encouraged to review the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

Non-GAAP Revenues. Non-GAAP revenues are defined as GAAP revenues adjusted for the impact of purchase accounting resulting from a company’s business combination which reduced its acquired contract liabilities to fair value. The Company believes that presenting non-GAAP revenues is useful to investors as it eliminates the impact of the purchase accounting adjustments to revenues to allow for a direct comparison between current and future periods.

Non-GAAP Gross Profit and Non-GAAP Gross Margin. Non-GAAP gross profit is defined as GAAP gross profit adjusted for the impact of purchase accounting resulting from a company’s business combination and share-based compensation included in cost of revenues. Non-GAAP gross margin is defined as non-GAAP gross profit divided by non-GAAP revenues. The Company believes that presenting non-GAAP gross profit and margin is useful to investors as it eliminates the impact of the purchase accounting adjustments to allow for a direct comparison between periods.

Non-GAAP Loss from Operations. Non-GAAP loss from operations is defined as GAAP loss from operations adjusted for the impact of purchase accounting to revenues resulting from a company’s business combination, the amortization of acquired intangible assets, share-based compensation, acquisition related costs, goodwill impairment expense, restructuring charges and the change in fair value of contingent consideration. The Company believes that presenting non-GAAP loss from operations is useful to investors as it eliminates the impact of certain non-cash and acquisition related expenses to allow a direct comparison of loss from operations between all periods presented.

Below is a reconciliation of non-GAAP revenues, non-GAAP gross profit and non-GAAP gross margin and non-GAAP loss from operations to their most directly comparable GAAP financial measures (in thousands, except percentages):

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Revenues	$13,259	$13,101	$11,276
Purchase accounting adjustment to revenue	122	126	315
Non-GAAP Revenues	$13,381	$13,227	$11,591

Gross Profit	$8,517	$8,174	$6,749
Purchase accounting adjustment to revenue	122	126	315
Share-based compensation	292	236	218
Non-GAAP Gross Profit	$8,931	$8,536	$7,282

Gross Margin	64%	62%	60%
Non-GAAP Gross Margin	67%	65%	63%

Loss from operations	$(8,136)	$(11,125)	$(16,520)
Purchase accounting adjustment to revenue	122	126	315
Amortization of intangibles	3,599	3,683	3,673
Share-based compensation	1,823	2,283	3,295
Goodwill impairment expense	—	2,000	—
Restructuring charges	—	—	3,466
Change in fair value of contingent consideration	1,114	1,951	29
Non-GAAP Loss from operations	$(1,478)	$(1,082)	$(5,742)

	Three Months Ended March 31,
	2021	2020
Revenues	13,259	11,276
Purchase accounting adjustment to revenue	122	315
Non-GAAP Revenues	$13,381	$11,591

Gross Profit	8,517	6,749
Purchase accounting adjustment to revenue	122	315
Share-based compensation	292	218
Non-GAAP Pro forma as Adjusted Gross Profit	$8,931	$7,282

Gross Margin	64%	60%
Non-GAAP Gross Margin	67%	63%

Loss from operations	$(8,136)	$(16,520)
Purchase accounting adjustment to revenue	122	315
Amortization of intangibles	3,599	3,673
Share-based compensation	1,823	3,295
Restructuring charges	—	3,466
Change in fair value of contingent consideration	1,114	29
Non-GAAP Loss from operations	$(1,478)	$(5,742)

Below is a reconciliation of non-GAAP revenues to revenues by operating segment:

	Three Months Ended March 31,
			Grants			Total
	Procurement	Payments	Management	Permitting	Budget	Revenues
Revenues 2021	$2,437	$2,229	$1,750	$695	$6,148	$13,259
Purchase accounting adjustment to revenues	—	122	—	—	—	122
Non-GAAP Revenues 2021	$2,437	$2,351	$1,750	$695	$6,148	$13,381

Revenues 2020	$1,656	$1,899	$1,465	$613	$5,643	$11,276
Purchase accounting adjustment to revenues	9	133	15	—	158	315
Non-GAAP Revenues 2020	$1,665	$2,032	$1,480	$613	$5,801	$11,591

% change	46%	16%	18%	13%	6%	15%

Liquidity and Capital Resources

As of March 31, 2021, we had a cash balance of approximately $17.9 million. From the date of the Acquisition through  March 31, 2021, our liquidity needs have been satisfied through proceeds from the January–February 2020 PIPE transactions, proceeds from our initial public offering that were released in February 2019 from the trust account established in connection such offering for the benefit of our shareholders, proceeds from our June 2019 registered direct offering, proceeds from our February 2020 and November 2020 credit facilities, proceeds from issuance of stock under our ATM agreement, and loan proceeds in April–May 2020 from the Paycheck Protection Program.

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

We are attempting to further expand our customer base, scale up production of various products; and increase revenues; however, our cash position may not be sufficient to support our daily operations through the next twelve months from the date of filing this 10-Q. Our ability to continue as a going concern is dependent upon our ability to raise additional funds by way of a public or private offering and our ability to further generate sufficient revenues. While we believe in the viability of our platforms, and in our ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.

COVID-19 Update

In December 2019, the emergence of a novel coronavirus, or COVID-19, was reported and in March 2020, the World Health Organization, or WHO, characterized COVID-19 as a pandemic. We responded by immediately restricting non-essential travel and enabled work-from-home protocols. Shortly thereafter, and in line with guidance provided by government agencies and international organizations, we restricted all travel, mandated a work-from-home policy across our global workforce, and moved all in-person customer-facing events to virtual ones. We expect these restrictions to stay in effect during the second quarter of 2021. We also responded by launching the GTY COVID Emergency Response Program, where a number of GTY products were offered free for a few months to allow our customers to move quickly to solve their infrastructure problems and prevent interruption to government services.

As a result of the pandemic, we have seen purchasing decisions being deferred or delayed, delays in services revenue due to the delayed implementation of projects, and an impact on new business pipeline and large deals. We have also seen a decrease in travel-related expenses and advertising and trade show expenses.  We expect to see similar impacts in 2021.

The broader implications of the global emergence of COVID-19 on our business, operating results, and overall financial performance remain uncertain and they depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our partners or employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted. We are conducting business as usual with certain limitations to employee travel, employee work locations, and marketing events, among other modifications. We have observed other companies taking precautionary and preemptive actions to address COVID-19, and the effects it has had and is expected to have on business and the economy. Since March 2020, we have seen certain new and existing customers halt or decrease investment in infrastructure, and we expect that certain of our current and potential customers will take actions to reduce operating expenses and moderate cash flows, including by delaying sales and requesting extended billing and payment terms. We will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020
Net cash used in operating activities	$(3,406)	$(10,269)
Net cash used in investing activities	$(31)	$(1,111)
Net cash provided by (used in) financing activities	$(1,418)	$11,317

Net Cash Used In Operating Activities

Our net loss and cash flows from operating activities are significantly influenced by the Acquisition and our investments in headcount and infrastructure to support anticipated growth.

For the three months ended March 31, 2021, net cash used in operations was $(3.4) million resulting from our net loss of $18.0 million and changes in operating assets and liabilities of $1.7 million, offset by net non-cash expenses of $16.4 million. The $16.4 million of non-cash expenses was comprised of a $5.3 million loss associated with the redemption of common stock, $4.0 million change in fair value of warrant liability, $3.6 million of amortization of intangible assets acquired as a result of the Acquisition, $1.8 million from share-based compensation resulting from our issuance of stock options and restricted stock units and a $1.1 million change in contingent consideration, offset by $0.2 million of deferred tax benefits related to the tax and book basis difference on the amortization of intangible assets and $0.2 million gain on extinguishment of debt. The changes in operating assets and liabilities of $(1.7) million was comprised primarily of a $1.5 million increase in prepaid expenses and other assets, a $0.8 million decrease in accounts payable and accrued liabilities, and a $0.8 million increase in accounts receivable, offset by a $1.7 million increase in deferred revenue and other long-term liabilities.

For the three months ended March 31, 2020, net cash used in operations was $10.3 million resulting from our net loss of $17.4 million and changes in operating assets and liabilities of $1.6 million and offset by net non-cash expenses of $8.7 million. The $8.7 million of non-cash expenses was comprised of $3.7 million of amortization of intangible assets acquired as a result of the Acquisition, a $3.3 million from share-based compensation, a $2.1 million loss on issuance of shares, and $1.6 million change in fair value of warrant liability, and offset by $2.5 million of deferred tax benefits related to the tax and book basis difference on the amortization of intangible assets. The changes in operating assets and liabilities of $1.6 million was comprised primarily of a $1.1 million increase in prepaid expenses and other assets associated with the payments for insurance premiums, letters of credit required by certain customers and software subscription payments.

Net Cash Used In Investing Activities

Our primary investing activities have consisted of capital expenditures.

For the three months ended March 31, 2021, cash used in investing activities was less than $0.1 million resulting from capital expenditures.

For the three months ended March 31, 2020, cash used in investing activities was $1.1 million resulting from $1.1 million of capital expenditures associated with lease improvements and furniture purchases at Questica’s new facility.

Net Cash Provided By (Used in) Financing Activities

For the three months ended March 31, 2021, cash used in financing activities was $(1.4) million primarily due to $8.0 million in redemptions of common shares offset by $6.8 million in proceeds from the issuance of common stock.

For the three months ended March 31, 2020, cash provided by financing activities was $11.3 million primarily due to $11.5 million of proceeds from the issuance of our term loan, net of issuance costs and offset by $0.2 million in repayments of finance lease obligations and contingent consideration payments.

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

Contractual Obligations and Commitments

As of March 31, 2021, there were no significant changes to our contractual obligations from those presented as of December 31, 2020 in our Current Report on Form 10-K filed with the SEC on February 19, 2021.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

During the three months ended March 31, 2021, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Current Report Form 10-K filed with the SEC on February 19, 2021 for the year ended December 31, 2020.

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

With respect to the quarter ended March 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

During the quarter ended March 31, 2021 and in response to the SEC Statement on April 12, 2021, the Company has identified a material weakness associated with its accounting for warrants.  The Company inappropriately relied upon the broad consensus among special purpose acquisition companies that these warrants were subject to equity treatment under a fixed accounting model.  However, consistent with the SEC Statement, the Company revised its historical financial statements to account for the private warrants as liabilities.  The Company is in the process of implementing new policies to remediate the material weakness mainly the adoption of new policies and procedures associated with the accounting of non-routine and complex transactions.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above.  Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Notwithstanding the identified material weaknesses, management has concluded that the consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles (U.S. GAAP).

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

On March 19, 2021, the Company received a request from the Securities and Exchange Commission (the “SEC”) for documents relating to the Company’s business combination consummated on February 19, 2019 and related transactions, including those described in a Form 8-K filed by the Company on February 14, 2019.  The Company is cooperating in the SEC’s investigation and intends to continue to do so.

Item 1A.Risk Factors

The reader should carefully consider, in connection with the other information in this Quarterly Report on Form 10-Q, the factors discussed in the section entitled “Risk Factors” of our 2020 Annual Report on Form 10-K.  These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None

Item 6.Exhibits.

Exhibit Number	Description
10.1	Amended and Restated Employment Agreement dated April 15, 2021 between the Company and David Farrell.

10.2	Amended and Restated Employment Agreement dated April 29, 2021 between the Company and John Curran.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May, 2021.

GTY TECHNOLOGY HOLDINGS INC.

/s/ TJ Parass
Name:	TJ Parass
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ John Curran
Name:	John Curran
Title:	Chief Financial Officer
(Principal Financial Officer)