Form 10-Q
period 2021-06-30
GTY Technology Holdings Inc.
filed 2021-08-05
CIK 1682325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 5, 2021, 57,513,605 shares of common stock, par value $0.0001 per share, were outstanding.

GTY TECHNOLOGY HOLDINGS INC.

Form 10-Q

For the Quarter Ended June 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$15,359	$22,800
Accounts receivable, net	12,045	9,994
Prepaid expenses and other current assets	4,228	2,583
Total current assets	31,632	35,377

Property and equipment, net	3,471	3,891
Finance lease right of use assets	1,277	1,355
Operating lease right of use assets	2,378	2,610
Intangible assets, net	93,864	101,107
Goodwill	284,635	284,635
Other assets	3,748	3,472
Total assets	$421,005	$432,447

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,285	$6,366
Deferred revenue - current portion	24,656	22,304
Finance lease liability - current portion	483	581
Operating lease liability - current portion	1,174	1,316
Contingent consideration - current portion	729	743
Total current liabilities	32,327	31,310

Deferred revenue - less current portion	2,158	1,602
Warrant liability	6,607	3,040
Deferred tax liability	17,871	17,494
Contingent consideration - less current portion	44,880	42,530
Term loans, net	24,021	26,632
Finance lease liability - less current portion	8	147
Operating lease liability - less current portion	2,762	2,927
Total liabilities	130,634	125,682

Commitments and contingencies

Shareholders’ equity:
Common stock	6	6
Exchangeable shares	50,637	54,224
Additional paid in capital	394,950	380,881
Accumulated other comprehensive income (loss)	(663)	6
Treasury stock	(8,343)	(5,633)
Accumulated deficit	(146,216)	(122,719)
Total shareholders' equity	290,371	306,765
Total liabilities and shareholders’ equity	$421,005	$432,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Amounts in thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenues	$14,317	$11,164	$27,576	$22,440
Cost of revenues	5,216	4,394	9,958	8,921
Gross Profit	9,101	6,770	17,618	13,519

Operating expenses
Sales and marketing	3,507	3,667	7,269	8,521
General and administrative	5,588	4,491	10,781	11,940
Research and development	3,033	2,573	6,018	6,371
Amortization of intangible assets	3,644	3,642	7,243	7,315
Restructuring charges	—	198	—	3,664
Change in fair value of contingent consideration	1,250	—	2,364	29
Total operating expenses	17,022	14,571	33,675	37,840
Loss from operations	(7,921)	(7,801)	(16,057)	(24,321)

Other income (expense)
Interest expense, net	(853)	(436)	(1,712)	(672)
Loss from repurchase/issuance of shares	—	666	(5,333)	(1,390)
Change in fair value of warrant liability	471	3,860	(3,567)	2,297
Gain on extinguishment of debt	2,971	—	3,210	—
Other income, net	(28)	634	(99)	1,133
Total other income (expense), net	2,561	4,724	(7,501)	1,368

Loss before income taxes	(5,360)	(3,077)	(23,558)	(22,953)
Benefit from (provision for) income taxes	(109)	(837)	61	1,684
Net loss	(5,469)	(3,914)	(23,497)	(21,269)

Net loss per share, basic and diluted	$(0.10)	$(0.07)	$(0.41)	$(0.40)
Weighted average common shares outstanding, basic and diluted	57,497	53,481	56,667	53,028

Net loss	$(5,469)	$(3,914)	$(23,497)	$(21,269)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	(924)	(953)	(669)	1,096
Total other comprehensive gain (loss)	(924)	(953)	(669)	1,096
Comprehensive loss	$(6,393)	$(4,867)	$(24,166)	$(20,173)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share amounts)

Three Months Ended June 30, 2021

								Accumulated
					Additional			Other	Total
	Common Stock		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance - March 31, 2021	57,435,994	6	5,614,121	50,637	393,082	(8,343)	(140,747)	261	294,896
Net loss	—	—	—	—	—	—	(5,469)	—	(5,469)
Foreign currency translation loss	—	—	—	—	—	—	—	(924)	(924)
Share-based compensation	—	—	—	—	1,868	—	—	—	1,868
Vested and issued restricted stock units	76,753	—	—	—	—	—	—	—	—
Balance - June 30, 2021	57,512,747	$6	5,614,121	$50,637	$394,950	$(8,343)	$(146,216)	$(663)	$290,371

Six Months Ended June 30, 2021

								Accumulated
					Additional			Other	Total
	Common Stock		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance - December 31, 2020	55,570,282	$6	5,972,779	$54,224	$390,232	$(5,633)	$(129,030)	$6	$309,805
Adjustment for correction of an error - warrant liability	—	—	—	—	(9,351)	—	6,311	—	(3,040)
Balance - December 31, 2020, as adjusted	55,570,282	$6	5,972,779	$54,224	$380,881	$(5,633)	$(122,719)	$6	$306,765
Net loss	—	—	—	—	—	—	(23,497)	—	(23,497)
Foreign currency translation loss	—	—	—	—	—	—	—	(669)	(669)
Share-based compensation	—	—	—	—	3,691	—	—	—	3,691
Issuance of common stock	935,633	—	—	—	6,790	—	—	—	6,790
Common stock repurchases	(525,060)	—	—	—	—	(2,710)	—	—	(2,710)
Vested and issued restricted stock units	1,172,442	—	—	—	—	—	—	—	—
Stock option exercises	792	—	—	—	1	—	—	—	1
Common stock issued for exchangeable shares	358,658	—	(358,658)	(3,587)	3,587	—	—	—	—
Balance - June 30, 2021	57,512,747	$6	5,614,121	$50,637	$394,950	$(8,343)	$(146,216)	$(663)	$290,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share amounts)

Three Months Ended June 30, 2020

								Accumulated
					Additional			Other	Total
	Common Stock		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance - March 31, 2020	52,919,162	$5	5,321,999	$43,220	$377,572	$(5,174)	(100,807)	$2,419	$317,235
Adjustment for correction of an error - warrant liability	—	—	—	—	(9,351)	—	2,617	—	(6,734)
Adjustment for correction of an error - shares issued for contingent consideration	—	—	550,388	10,000	—	—	—	—	10,000
Balance - March 31, 2020, as adjusted	52,919,162	5	5,872,387	53,220	368,221	(5,174)	(98,190)	2,419	320,501
Net loss	—	—	—	—	—	—	(3,914)	—	(3,914)
Foreign currency translation gain	—	—	—	—	—	—	—	(953)	(953)
Share-based compensation	—	—	—	—	1,019	—	—	—	1,019
Share redemption (incremental shares issued)	—	—	—	—	1,334	—	—	—	1,334
Shares issued for contingent consideration	336,965	—	—	—	—	—	—	—	—
Vested and issued restricted stock units	313,980	—	—	—	—	—	—	—	—
Stock option exercises	4,381	—	—	—	5	—	—	—	5
Exchangeable shares converted to common stock	230,199	—	(230,199)	(2,302)	2,302	—	—	—	—
Balance - June 30, 2020	53,804,687	$5	5,642,188	$50,918	$372,881	$(5,174)	$(102,104)	$1,466	$317,992

Six Months Ended June 30, 2020

								Accumulated
					Additional			Other	Total
	Common Stock		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance - December 31, 2019	52,303,862	$5	5,568,096	$45,681	$369,756	$(5,174)	(85,015)	$370	$325,623
Adjustment for correction of an error - warrant liability	—	—	—	—	(9,351)	—	4,180	—	(5,171)
Balance - December 31, 2019, as adjusted	52,303,862	5	5,568,096	45,681	360,405	(5,174)	(80,835)	370	320,452
Net loss	—	—	—	—	—	—	(21,269)	—	(21,269)
Foreign currency translation gain	—	—	—	—	—	—	—	1,096	1,096
Share-based compensation	—	—	—	—	4,314	—	—	—	4,314
Share redemption (incremental shares issued)	334,254	—	—	—	2,056	—	—	—	2,056
Shares issued for contingent consideration	336,965	—	550,388	10,000	1,334	—	—	—	11,334
Vested and issued restricted stock units	345,230	—	—	—	—	—	—	—	—
Stock option exercises	8,080	—	—	—	9	—	—	—	9
Exchangeable shares converted to common stock	476,296	—	(476,296)	(4,763)	4,763	—	—	—	—
Balance - June 30, 2020	53,804,687	$5	5,642,188	$50,918	$372,881	$(5,174)	$(102,104)	$1,466	$317,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(23,497)	$(21,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	508	213
Amortization of intangible assets	7,243	7,315
Amortization of right of use assets	582	719
Share-based compensation	3,691	4,314
Deferred income tax benefit	(61)	(1,684)
Loss on issuance/repurchase of shares	5,333	1,390
Change in fair value of warrant liability	3,567	(2,297)
Amortization of deferred debt issuance costs	338	213
Accrual of paid in kind interest	262	—
Gain on extinguishment of debt	(3,210)	—
Bad debt expense	5	65
Loss on disposal of fixed assets	21	—
Change in fair value of contingent consideration	2,364	29
Changes in operating assets and liabilities:
Accounts receivable	(1,974)	(1,886)
Prepaid expenses and other assets	(1,911)	(1,220)
Accounts payable and accrued liabilities	(1,070)	(1,571)
Deferred revenue and other liabilities	2,603	2,099
Operating lease liabilities	(578)	(741)
Net cash used in operating activities	(5,784)	(14,311)

Cash flows from investing activities:
Capital expenditures	(105)	(2,253)
Net cash used in investing activities	(105)	(2,253)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	—	14,543
Contingent consideration payments	(28)	(27)
Stock options exercises	1	9
Common stock repurchases	(8,043)	—
Proceeds from issuance of common stock, net of costs	6,790	—
Proceeds from disposal of fixed assets	6	30
Repayments of finance lease liabilities	(288)	(282)
Net cash provided by (used in) financing activities	(1,562)	14,273

Effect of foreign currency on cash	10	(93)

Net change in cash and cash equivalents	(7,441)	(2,384)
Cash and cash equivalents, beginning of period	22,800	8,374
Cash and cash equivalents, end of period	$15,359	$5,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SUPPLEMENTAL CASH FLOWS DISCLOSURE

(Amounts in thousands)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,032	$183
Cash paid for income taxes	$—	$—

Noncash Investing and Financing Activities:
Exchangeable shares issued for contingent consideration	$—	$10,000
Share redemption (incremental shares issued)	$—	$2,056
Shares issued for contingent consideration	$—	$1,334
Exchangeable shares converted to common stock	$3,587	$4,763

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

Bonfire, a Procurement Business

Bonfire Interactive Ltd. (“Bonfire” or “Procurement”) was incorporated on March 5, 2012 under the laws of the Province of Ontario. Bonfire is a provider of strategic sourcing and procurement software, serving customers in government, the broader public sector, and various highly regulated commercial vertical markets. Bonfire offers customers and their sourcing professionals a modern software-as-a-service (“SaaS”) application that helps find, engage, evaluate, negotiate and award vendor and supplier contracts. Bonfire delivers workflow automation, data collection and analysis, and collaboration to drive cost savings, compliance, and strategic outcomes. All of Bonfire’s applications are delivered as a SaaS offering, and Bonfire offers implementation and premium support services.

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

Questica, a Budget Business

Questica Software Inc. (“Questica” and, collectively with Sherpa, “Budget”) is an Ontario corporation organized in 1998 and headquartered in Burlington, Ontario, Canada.  Questica designs and develops budgeting software that supports the unique requirements of the public sector. The Questica suite of products are part of a comprehensive web-based budgeting preparation, performance, management and data visualization solution that enables public sector and non-profit organizations to improve and shorten their budgeting cycles.

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

Note 2. Restatement of Previously Issued Financial Statements

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”), concluding that SPAC warrants may require classification as a liability rather than equity. The SEC Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across all entities”. It focused in part on provisions in warrant agreements for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and specifically whether the warrant holder is an input into the pricing of a fixed-for-fixed option on equity shares. According to the SEC Staff Statement, if the warrant holder is not an input into such pricing, these provisions would preclude the warrant from being classified in equity and thus require classification as a liability. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the public warrants and private warrants issued in connection with its initial public offering and previously recorded as equity on the Company’s consolidated balance sheet. The Company’s public warrants were correctly classified as equity. Because the Company’s private warrants do not contain a provision whereby the Company can call the warrants, however, the private warrants should have been recorded at fair value as a liability in the Company’s consolidated balance sheet. The Company assessed this error and determined it was not material to previously issued financial statements. Accordingly, the Company has revised, rather than restate, its previously issued 2020 quarterly and annual financial statements in the Company’s filings for 2021 on Forms 10-Q and 10-K filings.  Additionally, the historical quarterly and annual financial statements prior to the business combination were not restated due to the change in accounting as we believe the information is no longer relevant to investors.

The following tables present the effect of the revision for the financial statement line items adjusted in the affected periods:

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Revised
Change in fair value of warrant liability	$—	$(3,860)	$(3,860)
Net loss	$7,774	$(3,860)	$3,914
Comprehensive loss	$8,727	$(3,860)	$4,867
Net loss per share, basic and diluted	$(0.15)	$0.08	$(0.07)

	Six Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Revised
Change in fair value of warrant liability	$—	$(2,297)	$(2,297)
Net loss	$23,566	$(2,297)	$21,269
Comprehensive loss	$22,470	$(2,297)	$20,173
Net loss per share, basic and diluted	$(0.44)	$0.04	$(0.40)

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Condensed Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Revised
Net loss	$23,566	$(2,297)	$21,269
Change in fair value of warrant liability	$—	$(2,297)	$(2,297)

Condensed Consolidated Balance Sheet
	As of December 31, 2020
	As Previously Reported	Adjustments	As Revised
Warrant liability	$—	$3,040	$3,040
Additional paid in capital	$390,232	$(9,351)	$380,881
Accumulated deficit	$(129,030)	$6,311	$(122,719)

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

Principles of Consolidation

The condensed consolidated financial statements include all accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in the accompanying condensed consolidated financial statements.

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

COVID-19 Update

In December 2019, the emergence of a novel coronavirus, or COVID-19, was reported and in March 2020, the World Health Organization, or WHO, characterized COVID-19 as a pandemic.  The broader implications of the global emergence of COVID-19 on the Company’s business, operating results, and overall financial performance continue to remain uncertain and they depend on certain developments, including the duration and spread of the outbreak and variants, impact on the Company’s customers and its sales cycles, impact on its partners or employees, and impact on the economic

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

environment and financial markets, all of which are uncertain and cannot be predicted.  Since March 2020, the Company saw certain new and existing customers halt or decrease investment in infrastructure and, although conditions have improved, the Company expects that certain of its current and potential customers will continue to take actions to reduce operating expenses and moderate cash flows, including by delaying sales and requesting extended billing and payment terms. The Company will continue to actively monitor the situation and may take further actions that alter its business operations, as may be required by federal, state, or local authorities, or that the Company determines are in the best interests of its employees, customers, partners, suppliers, and stockholders.

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

The Company’s only material financial instruments carried at fair value as of June 30, 2021 and December 31, 2020, with changes in fair value flowing through current earnings, consist of contingent consideration liabilities recorded in conjunction with business combinations and the fair value of its warrant liabilities are as follows:

		Fair Value Measurement at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance as of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Contingent consideration – current	$729	$—	$—	$729
Contingent consideration – long term	44,880	—	—	44,880
Warrant liability	6,607	—	—	6,607
Total liabilities measured at fair value	$52,216	$—	$—	$52,216

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

There were no transfers made among the three levels in the fair value hierarchy during the three and six months ended June 30, 2021.

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

Changes in contingent consideration liabilities measured at fair value from December 31, 2020 to June 30, 2021 were as follows:

Contingent consideration – December 31, 2020	$43,273
Change in fair value of contingent consideration	2,364
Payments of contingent consideration	(28)
Contingent consideration – June 30, 2021	$45,609

On February 19, 2019, the Company consummated several acquisitions (collectively, the “Acquisition”), pursuant to which it acquired each of Bonfire, CityBase, eCivis , Open Counter, Questica and Sherpa (together with Bonfire, CityBase, eCivis, Open Counter and Questica, the “Acquired Companies”).

The fair value of the Company’s contingent consideration liabilities recorded as part of the Acquisition has been classified within Level 3 in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments due to the sellers based on each company’s achievement of annual earnings targets in certain years and other events considered in certain transaction documents. The fair values of the contingent consideration were calculated through the use of either Monte Carlo simulation or modified Black-Scholes analyses based on earnings projections for the respective earn-out periods, corresponding earnings thresholds, and approximate timing of payments as outlined in the purchase agreements for each of the Acquired Companies. The analyses utilized the following assumptions: (i) expected term; (ii) risk-adjusted net sales or earnings; (iii) risk-free interest rate; and (iv) expected volatility of earnings. Estimated payments, as determined through the respective models, were further discounted by a credit spread assumption to account for credit risk. The contingent consideration is revalued to fair value each period, and any increase or decrease is recorded in operating income (loss). The fair value of the contingent consideration may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Changes in the warrant liability measured at fair value from December 31, 2020 to June 30, 2021 were as follows:

Warrant liability – December 31, 2020	$3,040
Change in fair value of warrant liability	3,567
Warrant liability – June 30, 2021	$6,607

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

Disaggregation of Revenues

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Subscriptions, support and maintenance	$11,333	$8,434	$21,498	$16,158
Professional services	2,878	2,458	5,819	5,627
License	81	243	144	626
Asset sales	25	29	115	29
Total revenues	$14,317	$11,164	$27,576	$22,440

Revenues

Subscription, support and maintenance. The Company delivers its solutions primarily as a subscription service that provides customers with access to SaaS related support and updates during the term of the arrangement. Revenues are recognized ratably over the contract term as the customer simultaneously receives and consumes the benefits of the subscription, as the service is made available by the Company. The first year of subscription fees are typically payable within 30 days after the execution of a contract, and thereafter upon renewal. The Company initially records subscription fees as contract liabilities and recognizes revenues on a straight-line basis over the term of the agreement.

The Company’s contracts may include variable consideration in the form of usage fees, which are constrained and recognized once the uncertainties associated with the constraint are resolved, which is when usage occurs and the fee is known.

Subscription, support and maintenance revenues also include on-premise support or maintenance pertaining to license sales. Revenues from on-premise support are recognized on a straight-line basis over the support period.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Revenues from subscription, support and maintenance comprised approximately 79% and 76% of total revenues for the three months ended June 30, 2021 and 2020 and 78% and 72% for the six months ended June 30, 2021 and 2020, respectively.

Professional services.    The Company’s professional services contracts generate revenues on a time and materials or fixed fee basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 20% and 22% of total revenues for the three months ended June 30, 2021 and 2020 and 21% and 25% for the six months ended June 30, 2021 and 2020, respectively.

License. Revenues from distinct licensed software are recognized upfront when the software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised approximately less than 1% and 2% of total revenues for the three months ended June 30, 2021 and 2020 and approximately less than 1% and 3% for the six months ended June 30, 2021 and 2020, respectively.

Asset sales. Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the customer and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. Asset sales were less than 1% of total revenues for the three and six months ended June 30, 2021 and 2020.

Restructuring Charges

On March 30, 2020, the Company implemented a global restructuring plan which resulted in an approximate 10% reduction of the Company’s workforce.  This action was intended to streamline the Company’s operational reporting and reduce operating cash outflows.  The Company recorded pre-tax restructuring charges of approximately $3.7 million which is comprised of one-time employee termination benefits paid over a weighted-average period of approximately 10 months.  All termination benefits associated with the restructuring plan have been paid as of June 30, 2021.

Net Loss per Share

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed similarly to basic net income per share of common stock except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Due to the net loss for the three and six months ended June 30, 2021 and 2020, diluted and basic loss per share are the same.

Securities that could potentially dilute net loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2021 and 2020 are as follows:

	2021	2020
Warrants to purchase common stock	27,093,334	27,093,334
Unvested restricted stock units	3,676,301	3,333,152
Options to purchase common stock	244,762	251,771
Total	31,014,397	30,678,257

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Income Taxes

In determining the quarterly benefit from income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter.  The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% as a result of state taxes, foreign taxes and changes in the Company’s valuation allowance for domestic income taxes.  For the three and six months ended June 30, 2021 and 2020, the Company recorded a $(0.1) million, $(0.8) million, $0.1 million, and $1.7 million benefit from (provision for) income taxes, respectively.

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Note 4. Intangible Assets

The Company recognized goodwill and certain identifiable intangible assets in connection with business combinations. Identifiable intangible assets consist of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents / Developed Technology	$60,084	$(17,740)	$42,344
Trade Names / Trademarks	16,348	(4,025)	12,323
Customer Relationships	51,003	(12,053)	38,950
Non-Compete Agreements	1,162	(915)	247
Total Intangibles	$128,597	$(34,733)	$93,864

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents / Developed Technology	$60,084	$(14,026)	$46,058
Trade Names / Trademarks	16,348	(3,227)	13,121
Customer Relationships	51,003	(9,514)	41,489
Non-Compete Agreements	1,162	(723)	439
Total Intangibles	$128,597	$(27,490)	$101,107

Amortization expense recognized by the Company related to intangible assets was $3.6 million for each of the three months ended June 30, 2021 and June 30, 2020 and was $7.2 million and $7.3 million for the six months ended June 30, 2021 and June 30, 2020, respectively.

The estimated aggregate future amortization expense for intangible assets is as follows:

Six months ended December 31, 2021	7,368
Year ended December 31, 2022	14,276
Year ended December 31, 2023	14,224
Year ended December 31, 2024	14,263
Year ended December 31, 2025	14,224
Thereafter	29,509
$93,864

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

At June 30, 2021, the Company had operating right of use assets of approximately $2.4 million and operating lease liabilities of approximately $3.9 million, which are included in the condensed consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

The Company purchases kiosks that are funded by finance leases that expire on various dates through 2023 and are included in fixed assets.  At June 30, 2021, the Company had finance lease right of use assets of $1.3 million and finance lease liabilities of approximately $0.5 million.

The following summarizes quantitative information about the Company’s leases:

Three Months Ended June 30, 2021:

			Grants
	Procurement	Payments	Management	Budget	Total
Finance lease cost
Amortization of right-of-use assets	$—	$53	$—	$—	$53
Interest	—	26	—	—	26
Operating lease cost	116	115	31	108	370
Total lease cost	$116	$194	$31	$108	$449

Six Months Ended June 30, 2021:

			Grants
	Procurement	Payments	Management	Budget	Total
Finance lease cost
Amortization of right-of-use assets	$—	$68	$—	$—	$68
Interest	—	52	—	—	52
Operating lease cost	230	230	51	217	728
Total lease cost	$230	$350	$51	$217	$848

			Grants
	Procurement	Payments	Management	Budget	Total
Weighted-average remaining lease term – finance leases	N/A	0.7	N/A	N/A	0.7
Weighted-average remaining lease term – operating leases	1.0	0.4	1.6	9.2	7.0
Weighted-average discount rate – finance leases	N/A	13.0%	N/A	N/A	13.0%
Weighted-average discount rate – operating leases	9.9%	10.0%	8.0%	4.8%	6.2%

As of June 30, 2021, future minimum lease payments under non-cancellable leases are as follows:

			Grants		Operating	Finance
	Procurement	Payments	Management	Budget	Leases	Leases
Six months ended December 31, 2021	$247	$228	$61	$211	$686	$325
Year Ended December 31, 2022	251	—	123	437	688	197
Year Ended December 31, 2023	—	—	10	390	390	—
Year Ended December 31, 2024	—	—	—	374	374	—
Year Ended December 31, 2025	—	—	—	424	424	—
Thereafter	—	—	—	2,142	2,142	—
Total	$498	$228	$194	$3,978	$4,704	$522
Less present value discount	(13)	(24)	(13)	(731)	(768)	(31)
Present value of lease liabilities	$485	$204	$181	$3,247	$3,936	$491

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

On November 13, 2020, the Company entered into a senior secured term loan facility (“November 2020 Credit Facility”) that provides for borrowing of term loans in an aggregate principal amount of $25,000,000. The November 2020 Credit Facility has a maturity date of 30 months from the borrowing of the term loans. On the closing date, the Company fully drew on the November 2020 Credit Facility and replaced the February 2020 Credit Facility. Amounts outstanding under the November 2020 Credit Facility accrue interest at a rate of eight percent plus LIBOR or 8.15% at June 30, 2021 and two percent payment-in-kind (“PIK”) interest.  The November 2020 Credit Facility is supported by a security interest in the assets of the Company and includes certain financial covenants pertaining to annual recurring revenue, revenue, and cash.  As of June 30, 2021, the Company was compliant with all financial covenants.

For the three months ended June 30, 2021 and 2020, the Company recognized $0.9 million and $0.4 million of interest expense, respectively, under the February 2020 and November 2020 Credit Facilities and approximately $0.2 million and $0.1 million of debt issuance costs, respectively.  For the six months ended June 30, 2021 and 2020, the Company recognized $1.7 million and $0.6 million of interest expense, respectively, under the February 2020 and November 2020 Credit Facilities and approximately $0.3 million and $0.2 million of debt issuance costs, respectively.  At June 30, 2021, the Company had accrued approximately $0.2 million of accrued cash interest and $0.3 million of PIK interest.

Paycheck Protection Plan Loans (PPP Loans)

In April and May 2020, the Company’s subsidiaries CityBase, eCivis, and Sherpa received $2.0 million, $0.9 million and $0.2 million, respectively, in loan proceeds from the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration of the United States government.  This program was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was created to provide fast and direct economic assistance for American workers, families, small businesses, and preserves jobs for American industries.  The Company used the funds to support the compensation expenses related to its U.S. employees.  These loans mature two years from the date of issuance and accrue interest at a rate of one percent per annum, and the Company accounted for these loans in accordance with ASC 470.  The Company obtained forgiveness for the $3.2 million in loan proceeds pertaining to the PPP loans during the six months ended June 30, 2021.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

The Company’s term loan is summarized as follows:

November 2020 Credit Facility
Principal	$ 25,000
Payment-in-kind ("PIK") accrued interest	331
Unamortized deferred issuance costs	(1,310)
Term loans, net	$ 24,021

Maturity Date	May 2023
Interest Rate	8% + LIBOR
PIK Interest Rate	2%

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

As of June 30, 2021 and December 31, 2020, the Company has not accrued a liability for any legal proceedings, claims or indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with them is not probable or reasonably estimable.

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

Preferred Shares – GTY is authorized to issue 25,000,000 preferred shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Warrants

At June 30, 2021 and December 31, 2020, there were a total of 27,093,334 warrants outstanding including 18,400,000 public warrants and 8,693,334 private warrants. The warrants were originally sold as part of the units offered in the Company’s initial public offering and expire five years from the date of the acquisition or February 2024. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants.

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

A summary of stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Total
	Number of	Exercise	Life (in	Intrinsic
	Shares	Price	years)	Value
Outstanding as of December 31, 2020	245,904	$2.26	7.0	$1,130
Granted	—	—	—	—
Exercised	(792)	1.16
Forfeited/expired	(350)	1.16
Outstanding as of June 30, 2021	244,762	$2.26	6.5	$1,124
Options vested and exercisable	210,332	$2.26	6.4	$966

For the three months ended June 30, 2021 and 2020, the Company recorded approximately $0.1 and $0.2 million, respectively, of share-based compensation expense related to the options. As of June 30, 2021, the Company has $0.3 million of unrecognized share-based compensation cost to be recognized over 0.3 years.

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

A summary of the Company's RSU’s and related information is as follows:

		Weighted Average
	Number of Units	Grant Price
Unvested as of December 31, 2020	3,280,290	$4.94
Granted	1,543,244	6.21
Vested	(895,532)	4.72
Forfeited/expired	(251,701)	5.36
Unvested as of June 30, 2021	3,676,301	$5.50

For the three months ended June 30, 2021 and 2020, the Company recorded approximately $1.8 million and $0.9 million, respectively, of share-based compensation expense related to the RSUs. As of June 30, 2021, the Company had unrecognized share-based compensation expense related to all unvested RSUs of $11.5 million. The weighted average remaining contractual term of unvested RSUs is approximately 1.2 years at June 30, 2021.  944,516 of the unvested RSUs contain performance conditions subject to achieving segment specific revenue and profitability metrics.

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

The accounting policies of the operating segments are the same as those described in Note 3. The following provides operating information about the Company’s reportable segments for the periods presented:

	Corporate	Procurement	Payments	Grants Management	Permitting	Budget	Total
Three Months Ended June 30, 2021
Total revenue	$—	2,664	2,819	1,834	643	6,357	$14,317
Cost of revenues	—	495	1,927	645	168	1,981	5,216
Income (loss) from operations	(2,090)	(595)	(4,547)	(842)	(483)	636	(7,921)
Amortization of intangible assets	—	659	1,370	326	302	987	3,644
Depreciation expense	—	46	86	9	4	110	255
Interest income (expense), net	(854)	—	(8)	9	—	—	(853)
Benefit from (provision for) income taxes	—	—	(5)	—	—	(104)	(109)

Three Months Ended June 30, 2020
Total revenue	$—	1,747	2,155	1,488	625	5,149	$11,164
Cost of revenues	—	359	1,660	731	145	1,499	4,394
Income (loss) from operations	(1,414)	(1,038)	(4,111)	(976)	(486)	224	(7,801)
Amortization of intangible assets	—	659	1,370	326	300	987	3,642
Depreciation expense	—	30	115	—	—	14	159
Interest income (expense), net	(410)	1	(26)	(2)	—	1	(436)
Benefit from (provision for) income taxes	(114)	—	(979)	259	149	(152)	(837)

Six Months Ended June 30, 2021
Total revenue	$—	5,101	5,048	3,584	1,338	12,505	$27,576
Cost of revenues	—	965	3,493	1,295	322	3,883	9,958
Income (loss) from operations	(3,846)	(1,400)	(9,393)	(1,811)	(870)	1,263	(16,057)
Amortization of intangible assets	—	1,310	2,726	649	599	1,959	7,243
Depreciation expense	—	94	179	17	6	212	508
Interest income (expense), net	(1,699)	1	(20)	6	—	—	(1,712)
Benefit from (provision for) income taxes	—	—	(5)	—	—	66	61

Six Months Ended June 30, 2020
Total revenue	$—	3,403	4,054	2,953	1,238	10,792	$22,440
Cost of revenues	—	751	3,130	1,453	284	3,303	8,921
Loss from operations	(6,932)	(3,151)	(10,463)	(2,426)	(1,374)	25	(24,321)
Amortization of intangible assets	—	1,326	2,734	650	601	2,004	7,315
Depreciation expense	—	46	133	8	1	25	213
Interest income (expense), net	(617)	2	(57)	(2)	—	2	(672)
Benefit from (provision for) income taxes	—	—	804	688	396	(204)	1,684

As of June 30, 2021
Goodwill	$—	68,744	88,327	45,140	21,956	60,468	$284,635
Assets	22,934	92,473	106,065	53,664	27,140	118,729	421,005

As of December 31, 2020
Goodwill	$—	68,744	88,327	45,140	21,956	60,468	$284,635
Assets	31,407	92,841	110,339	55,676	28,474	113,710	432,447

Revenues from North America customers accounted for greater than 90% of the Company’s revenues for the periods presented.

Note 11. Subsequent Events

The Company has evaluated events from June 30, 2021 through the date the financial statements were issued. There were no subsequent events that need disclosure.

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

Our customers are primarily located in the United States and Canada, including counties, municipalities, special districts, law enforcement agencies and public school districts. We plan to continue to increase our customer base by leveraging our comprehensive product portfolio with our existing customer base, investing in direct sales to new customers, and using relationships with complementary products and services.

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

Key Components of our Results of Operations

Revenues

Subscription, support and maintenance. We deliver our solutions primarily as a subscription service and provide customers with access to SaaS-related support and updates during the term of the arrangement. Revenues are recognized ratably over the contract term as the customer simultaneously receives and consumes the benefits of the subscription service. Subscription fees are typically payable within 30 days after the execution of a contract, and thereafter upon renewal. We initially record subscription fees as contract liabilities and recognize revenues on a straight-line basis over the term of the agreement.

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

Revenues from subscription, support and maintenance comprised approximately 79% and 76% of total revenues for the three months ended June 30, 2021 and 2020 and 78% and 72% for the six months ended June 30, 2021, respectively.

Professional services.     Our professional services contracts generate revenues on a time and materials, fixed fee or subscription basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Revenues are recognized ratably over the contract term for subscription contracts. The milestone method for revenue recognition is used when there is substantive uncertainty at the date the contract is entered into regarding whether the milestone will be achieved. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 20% and 22% of total revenues for the three months ended June 30, 2021 and 2020 and 21% and 25% for the six months ended June 30, 2021 and 2020, respectively.

License. Revenues from distinct licensed software are recognized upfront when that software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised approximately less than 1% and 2% of total revenues for the three months ended June 30, 2021 and 2020 and approximately less than 1% and 3% for the six months ended June 30, 2021 and 2020, respectively.

Asset sales. Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the customer and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. Asset sales were less than 1% of total revenues for the three and six months ended June 30, 2021 and 2020, respectively.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Total revenues

Our total revenues were $14.3 million for the three months ended June 30, 2021. Excluding the $0.1 million impact of purchase accounting, our total non-GAAP revenues for the three months ended June 30, 2021 was $14.4 million compared to $11.2 million for the three months ended June 30, 2020, representing a 28% increase. This increase was driven by an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers. The change in revenues for each operating segment is provided in the following table (in thousands, except percentages):

	Generally Accepted Accounting Principles (“GAAP”)				Non-GAAP
	Total	Total	Increase /	Increase /	Total	Total	Increase /	Increase /
	Revenues	Revenues	(Decrease)	(Decrease)	Revenues	Revenues	(Decrease)	(Decrease)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
Procurement	$2,664	$1,747	$917	52%	$2,664	$1,761	$903	51%
Payments	2,819	2,155	664	31%	2,923	2,289	634	28%
Grants Management	1,834	1,488	346	23%	1,834	1,493	341	23%
Permitting	643	625	18	3%	643	625	18	3%
Budget	6,357	5,149	1,208	23%	6,357	5,142	1,215	24%
Total	$14,317	$11,164	$3,153	28%	$14,421	$11,310	$3,111	28%

A reconciliation of non-GAAP revenues and other non-GAAP financial measures is included in the section titled “Reconciliation of Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q.

Total cost of revenues

Our total cost of revenues for the three months ended June 30, 2021 increased primarily as a result of headcount additions to support our revenue growth and share-based compensation resulting from the grant of restricted stock units. The change in cost of revenues for each operating segment is due to the following (in thousands, except percentages):

	Total Cost of	Total Cost of	Increase /	Increase /
	Revenues	Revenues	(Decrease)	(Decrease)
	2021	2020	in Dollars	in %
Procurement	$495	$359	$136	38%
Payments	1,927	1,660	267	16%
Grants Management	645	731	(86)	(12)%
Permitting	168	145	23	16%
Budget	1,981	1,499	482	32%
Total	$5,216	$4,394	$822	19%

Procurement

Procurement’s total cost of revenues increased by $0.1 million or 38% primarily due to a $0.1 million or 34% increase in salaries and benefits driven by a weakening dollar and a 10% increase in average headcount from June 30, 2020 to June 30, 2021.

Payments

Payments’ total cost of revenues increased by $0.3 million or 16% primarily due to a $0.2 million or 24% increase in bank fees and a $0.1 million increase in amortization of internal-use software.

Grants Management

Grants Management’s total cost of revenues decreased by $0.1 million or 12% primarily due to a $0.1 million or 61% decrease in third-party contractors.

Permitting

Permitting’s total cost of revenues was materially consistent year-over-year.

Budget

Budget’s total cost of revenues increased by $0.5 million or 32% primarily due to a $0.3 million or 29% increase in salaries and wages and a $0.2 million increase in share-based compensation related to the issuance of restricted stock units.

Operating expenses (sales and marketing, general and administrative, and research and development)

Our operating expenses (including sales and marketing, general and administrative and research and development expenses) for the three months ended June 30, 2021 have increased due primarily to an increase in salaries and wages from an overall average increase in headcount, reestablishment of business travel, and expansion of operational spend as compared to the lockdown in Q2 2020 due to the COVID-19 pandemic. The change in operating expenses for each operating segment is due to the following (in thousands, except percentages):

	Total	Total
	Operating	Operating	Increase /	Increase /
	Expenses	Expenses	(Decrease)	(Decrease)
	2021	2020	in Dollars	in %
Procurement	$2,104	$1,763	$341	19%
Payments	2,817	3,236	(419)	(13)%
Grants Management	1,705	1,406	299	21%
Permitting	657	667	(10)	(1)%
Budget	2,754	2,314	440	19%
Corporate	2,091	1,345	746	55%
Total	$12,128	$10,731	$1,397	13%

Procurement

Procurement’s total operating expense increased by $0.3 million or 19% primarily due to a $0.3 million reduction in capitalized internal-use software.

Payments

Payments’ total operating expense decreased by $0.4 million or 13% primarily due to a $0.4 million or 46% decrease in sales and marketing expenses. This decrease was due primarily to a $0.4 million decrease in share-based compensation expense associated with the forfeitures of restricted stock units.

Grants Management

Grants Management’s total operating expense increased by $0.3 million or 21% primarily due to a $0.3 million or 64% increase in sales and marketing costs. This increase was primarily due to a $0.1 million increase in commissions, a $0.1 million increase in marketing costs, and a $0.1 million increase in third-party commissions.

Permitting

Permitting’s total operating expense was materially consistent year-over-year.

Budget

Budget’s total operating expenses increased by $0.4 million or 19% primarily due to a $0.2 million or 26% increase in research and development, a $0.1 million or 8% increase in sales and marketing expenses, and a $0.1 million or 10% increase in general and administrative expenses.  These increases were primarily driven by a $0.4 million increase in share-based compensation expense.

Corporate

Corporate expenses are primarily comprised of outside services including legal, accounting and consulting fees, payroll and related expenses, corporate insurance, and share-based compensation.  Corporate expenses increased by $0.7 million due primarily to a $0.6 million increase in share-based compensation expense, a $0.3 million increase in salaries and wages, and offset by a $0.2 million decrease in insurance expense.

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

Restructuring costs

On March 30, 2020, the Company implemented a global restructuring plan which resulted in an approximate 10% reduction of the Company’s workforce.  This action was intended to streamline the Company’s operational reporting and reduce operating cash outflows.  The Company recorded pre-tax restructuring charges of approximately $3.7 million which was comprised of one-time employee termination benefits paid over a weighted average period of approximately 10 months.

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

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Total revenues

Our total revenues were $27.6 million for the six months ended June 30, 2021. Excluding the $0.1 million impact of purchase accounting, our total non-GAAP revenues for the six months ended June 30, 2021 was $27.8 million compared to $22.4 million for the six months ended June 30, 2020, representing a 24% increase. This increase was driven by an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers. The change in revenues for each operating segment is provided in the following table (in thousands, except percentages):

	Generally Accepted Accounting Principles (“GAAP”)				Non-GAAP

	Total	Total	Increase /	Increase /	Total	Total	Increase /	Increase /
	Revenues	Revenues	(Decrease)	(Decrease)	Revenues	Revenues	(Decrease)	(Decrease)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
Procurement	$5,101	$3,403	$1,698	50%	$5,101	$3,426	$1,675	49%
Payments	5,048	4,054	994	25%	5,274	4,321	953	22%
Grants Management	3,584	2,953	631	21%	3,584	2,973	611	21%
Permitting	1,338	1,238	100	8%	1,338	1,238	100	8%
Budget	12,505	10,792	1,713	16%	12,505	10,943	1,562	14%
Total	$27,576	$22,440	$5,136	23%	$27,802	$22,901	$4,901	21%

A reconciliation of non-GAAP revenues and other non-GAAP financial measures is included in the section titled “Reconciliation of Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q.

Total cost of revenues

Our total cost of revenues for the six months ended June 30, 2021 increased primarily as a result of headcount additions to support our revenue growth and share-based compensation resulting from the grant of restricted stock units. The change in cost of revenues for each operating segment is due to the following (in thousands, except percentages):

`
	Total Cost	Total Cost
	of	of	Increase /	Increase /
	Revenues	Revenues	(Decrease)	(Decrease)
	2021	2020	in Dollars	in %
Procurement	$965	$751	$214	28%
Payments	3,493	3,130	363	12%
Grants Management	1,295	1,453	(158)	(11)%
Permitting	322	284	38	13%
Budget	3,883	3,303	580	18%
Total	$9,958	$8,921	$1,037	12%

Procurement

Procurement’s total cost of revenues increased by $0.2 million or 28% primarily due to a $0.1 million or 24% increase in salaries and benefits and a $0.1 million increase in hosting costs. The increase in salaries and benefits was primarily driven by a weakening dollar and a 5% increase in average headcount from June 30, 2020 to June 30, 2021.

Payments

Payments’ total cost of revenues increased by $0.4 million or 12% primarily due to a $0.4 million or 27% increase in bank fees commensurate with the growth in Payments revenue over the same period.

Grants Management

Grants Management’s total cost of revenues decreased by $0.2 million or 11% primarily due to a $0.1 million decrease in third-party contractors and a $0.1 million or 8% decrease in salaries and wages due to a 7% decrease in average headcount from June 30, 2020 to June 30, 2021.

Permitting

Permitting’s total cost of revenues was materially consistent year-over-year.

Budget

Budget’s total cost of revenues increased by $0.6 million or 18% primarily due to a $0.4 million or 25% increase in salaries and wages and a $0.2 million increase in share-based compensation related to the issuance of restricted stock units.

Operating expenses (sales and marketing, general and administrative, and research and development)

Our operating expenses (including sales and marketing, general and administrative and research and development expenses) for the six months ended June 30, 2021 have decreased due primarily to the restructuring plan implemented in March 2020. The change in operating expenses for each operating segment is due to the following (in thousands, except percentages):

	Operating	Operating	Increase /	Increase /
	Expenses	Expenses	(Decrease)	(Decrease)
	2021	2020	in Dollars	in %
Procurement	$4,225	$4,319	$(94)	(2)%
Payments	5,871	8,255	(2,384)	(29)%
Grants Management	3,437	3,275	162	5%
Permitting	1,288	1,604	(316)	(20)%
Budget	5,400	5,305	95	2%
Corporate	3,847	4,074	(227)	(6)%
Total	$24,068	$26,832	$(2,764)	(10)%

Procurement

Procurement’s total operating expense decreased by $0.1 million or 2% primarily due to a $0.4 million or 19% decrease in sales and marketing expenses offset by a $0.3 million or 36% increase in research and development.  The $0.4 million decrease in sales and marketing expenses was due primarily to a $0.2 million decrease in commissions and bonuses, a $0.1 million or 13% decrease in salaries and wages, and a $0.1 million decrease in share-based compensation.  The increase in research and development was primarily driven by a $0.3 million increase in capitalization of internal-use software.

Payments

Payments’ total operating expense decreased by $2.4 million or 29% primarily due to a $1.0 million or 47% decrease in sales and marketing expense, a $0.9 million or 29% decrease in research and development, and a $0.5 million or 17% decrease in general and administrative expenses resulting from the March 2020 restructuring.  The $1.0 million decrease in sales and marketing expenses was due primarily to a $0.7 decrease in share-based compensation, a $0.2 million decrease in salaries and wages and a $0.1 million decrease in travel associated with COVID-19 travel restrictions. The decrease in salaries and wages related to sales and marketing was due primarily to a 15% decrease in average headcount from June 30, 2020 to June 30, 2021. The $0.9 million decrease in research and development was due primarily to a $0.8 million or 28% decrease in salaries and wages related to a 21% decrease in average headcount from June 30, 2020 to June 30, 2021 and a $0.1 million or 50% decrease in share-based compensation. The $0.5 million decrease in general and administrative expenses was due primarily to a $0.5 million or 40% decrease in share-based compensation.

Grants Management

Grants Management’s total operating expense increased by $0.2 million or 5% primarily due to a $0.4 million or 35% increase in sales and marketing costs, a $0.1 million  or 12% increase in research and development expense, offset by a $0.3 million or 24% decrease in general and administrative expenses. The $0.4 million in increase in sales and marketing is mainly due to a $0.2 million increase in third party commissions expense, a $0.1 million increase in marketing spend, and a $0.1 million increase in commissions expense. The $0.1 million increase in research and development is due primarily due to a $0.1 million or 6% increase in salaries and wages resulting from a 5% increase in average headcount from June 30, 2020 to June 31, 2021. The $0.3 million decrease in general and administrative expenses is primarily due to a $0.1 million decrease in third-party professional services, a $0.1 million decrease in recruiting, and a $0.1 million decrease in rent expense.

Permitting

Permitting’s total operating expenses decreased by $0.3 million or 20% primarily due a $0.2 million or 22% decrease in sales and marketing expenses and a $0.1 million or 31% decrease in general and administrative expenses. The decrease in sales and marketing is primarily due to a $0.1 million decrease in commissions and bonuses and a $0.1 million or 27% decrease in salaries and wages related to a 13% decrease in headcount resulting from the March 2020 restructuring. The $0.1 million decrease in general and administrative costs was primarily related to a $0.1 million decrease in share-based compensation expense.

Budget

Budget’s total operating expenses increased by $0.1 million or 2% primarily due to a $0.1 million increase in share-based compensation expense.

Corporate

Corporate expenses are primarily comprised of outside services including legal, accounting and consulting fees, payroll and related expenses, corporate insurance, and share-based compensation.  Corporate expenses decreased by $0.2 million or 6% due primarily due to a $0.2 million decrease in travel expense due to the COVID-19 pandemic.

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

Restructuring costs

On March 30, 2020, the Company implemented a global restructuring plan which resulted in an approximate 10% reduction of the Company’s workforce.  This action was intended to streamline the Company’s operational reporting and reduce operating cash outflows.  The Company recorded pre-tax restructuring charges of approximately $3.7 million which was comprised of one-time employee termination benefits paid over a weighted average period of approximately 10 months.

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

Below is a reconciliation of non-GAAP revenues, non-GAAP gross profit and non-GAAP gross margin and non-GAAP loss from operations to their most directly comparable GAAP financial measures (in thousands, except percentages):

	Three Months Ended
	June 30,	March 31	June 30,
	2021	2021	2020
Revenues	$14,317	$13,259	$11,164
Purchase accounting adjustment to revenue	104	122	146
Non-GAAP Revenues	$14,421	$13,381	$11,310

Gross Profit	$9,101	$8,517	$6,770
Purchase accounting adjustment to revenue	104	122	146
Share-based compensation	363	292	132
Non-GAAP Gross Profit	$9,568	$8,931	$7,048

Gross Margin	64%	64%	61%
Non-GAAP Gross Margin	66%	67%	62%

Loss from operations	$(7,921)	$(8,136)	$(7,801)
Purchase accounting adjustment to revenue	104	122	146
Amortization of intangibles	3,644	3,599	3,642
Share-based compensation	1,868	1,823	1,019
Restructuring charges	—	—	198
Change in fair value of contingent consideration	1,250	1,114	—
Non-GAAP Loss from operations	$(1,055)	$(1,478)	$(2,796)

	Six Months Ended June 30,
	2021	2020
Revenues	27,576	22,440
Purchase accounting adjustment to revenue	226	461
Non-GAAP Revenues	$27,802	$22,901

Gross Profit	17,618	13,519
Purchase accounting adjustment to revenue	226	461
Share-based compensation	655	350
Non-GAAP Pro forma as Adjusted Gross Profit	$18,499	$14,330

Gross Margin	64%	60%
Non-GAAP Gross Margin	67%	63%

Loss from operations	$(16,057)	$(24,321)
Purchase accounting adjustment to revenue	226	461
Amortization of intangibles	7,243	7,315
Share-based compensation	3,691	4,314
Restructuring charges	—	3,664
Change in fair value of contingent consideration	2,364	29
Non-GAAP Loss from Operations	$(2,533)	$(8,538)

Below is a reconciliation of non-GAAP revenues to revenues by operating segment:

	Three Months Ended June 30,
			Grants			Total
	Procurement	Payments	Management	Permitting	Budget	Revenues
Revenues 2021	$2,664	$2,819	$1,834	$643	$6,357	$14,317
Purchase accounting adjustment to revenues	—	104	—	—	—	104
Non-GAAP Revenues 2021	$2,664	$2,923	$1,834	$643	$6,357	$14,421

Revenues 2020	$1,747	$2,155	$1,488	$625	$5,149	$11,164
Purchase accounting adjustment to revenues	14	134	5	—	(7)	146
Non-GAAP Revenues 2020	$1,761	$2,289	$1,493	$625	$5,142	$11,310

% change	51%	28%	23%	3%	24%	28%

	Six Months Ended June 30,
			Grants			Total
	Procurement	Payments	Management	Permitting	Budget	Revenues
Revenues 2021	$5,101	$5,048	$3,584	$1,338	$12,505	$27,576
Purchase accounting adjustment to revenues	—	226	—	—	—	226
Non-GAAP Revenues 2021	$5,101	$5,274	$3,584	$1,338	$12,505	$27,802

Revenues 2020	$3,403	$4,054	$2,953	$1,238	$10,792	$22,440
Purchase accounting adjustment to revenues	23	267	20	—	151	461
Non-GAAP Revenues 2020	$3,426	$4,321	$2,973	$1,238	$10,943	$22,901

% change	49%	22%	21%	8%	14%	21%

Liquidity and Capital Resources

As of June 30, 2021, we had a cash balance of approximately $15.4 million. From the date of the Acquisition through  June 30, 2021, our liquidity needs have been satisfied through proceeds from the January–February 2020 private investment in public equity, or PIPE, transactions, proceeds from our initial public offering that were released in February 2019 from the trust account established in connection such offering for the benefit of our shareholders, proceeds from our June 2019 registered direct offering, proceeds from our February 2020 and November 2020 credit facilities, proceeds from issuances of stock under our at-the-market offering program, and loan proceeds in April–May 2020 from the Paycheck Protection Program.

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

As a result of the pandemic, we saw certain new and existing customers since March 20202 halt, defer or decrease investment in infrastructure; other customers postpone the implementation of projects, thus causing delays in services revenue; and an impact on new business pipeline and large deals. Although conditions have improved, we expect that certain of our current and potential customers will continue to take actions to reduce operating expenses and moderate cash flows during the remainder of 2021, including by delaying sales and requesting extended billing and payment terms.

The broader implications of the global emergence of COVID-19 on our business, operating results, and overall financial performance, remain uncertain and they depend on certain developments, including the duration and spread of the outbreak, the emergence and prevalence of COVID-19 variants, vaccination rates, the impact on our customers and our sales cycles, impact on our partners or employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted. We are conducting business as usual with certain continuing limitations to employee travel, employee work locations, and marketing events, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by evolving guidance from public health officials and federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2020
Net cash used in operating activities	$(5,784)	$(14,311)
Net cash used in investing activities	$(105)	$(2,253)
Net cash provided by (used in) financing activities	$(1,562)	$14,273

Net Cash Used In Operating Activities

Our net loss and cash flows from operating activities are significantly influenced by the Acquisition and our investments in headcount and infrastructure to support anticipated growth.

For the six months ended June 30, 2021, net cash used in operations was $(5.8) million resulting from our net loss of $23.5 million and changes in operating assets and liabilities of $2.9 million, offset by net non-cash expenses of $20.6 million. The $20.6 million of non-cash expenses was comprised of $7.2 million of amortization of intangible assets acquired as a result of the Acquisition, a $5.3 million loss associated with the redemption of common stock, $3.7 million from share-based compensation resulting from our issuance of stock options and restricted stock units, a $3.6 million change in fair value of warrant liability, and a $2.4 million change in contingent consideration, offset by a 3.2 million gain on extinguishment of debt. The changes in operating assets and liabilities of $2.9 million was comprised primarily of a $2.0 million increase in accounts receivable, a $1.9 million increase in prepaid expenses and other assets, and a $1.1 million decrease in accounts payable and accrued liabilities, offset by a $2.6 million increase in deferred revenue and other long-term liabilities.

For the six months ended June 30, 2020, net cash used in operations was $14.3 million resulting from our net loss of $21.3 million and changes in operating assets and liabilities of $3.3 million, offset by net non-cash expenses of $10.3 million. The $10.3 million of non-cash expenses was comprised of $7.3 million of amortization of intangible assets acquired as a result of the Acquisition, $4.3 million from share-based compensation resulting from our issuance of stock options and restricted stock units and a $1.4 million loss on issuance of shares, offset by $2.3 million in change in fair value of warrant liability and $1.7 million of deferred tax benefits related to the tax and book basis difference on the amortization of intangible assets. The changes in operating assets and liabilities of $3.3 million was comprised primarily of a $1.9 million increase in accounts receivable, a $1.6 million decrease in accounts payable and a $1.2 million increase prepaid expenses, offset by a $2.1 million increase in contract and other long-term liabilities.

Net Cash Used In Investing Activities

Our primary investing activities have consisted of capital expenditures.

For the six months ended June 30, 2021, cash used in investing activities was $0.1 million resulting from capital expenditures.

For the six months ended June 30, 2020, cash used in investing activities was $2.3 million resulting largely from $1.9 million of capital expenditures associated with lease improvements and furniture purchases at Questica’s new facility.

Net Cash Provided By (Used in) Financing Activities

For the six months ended June 30, 2021, cash used in financing activities was $1.6 million primarily due to $8.0 million in redemptions of common shares offset by $6.8 million in proceeds from the issuance of common stock.

For the six months ended June 30, 2020, cash provided by financing activities was $14.3 million primarily due to $11.3 million of proceeds from the issuance of our term loan, net of issuance costs and $3.2 million of proceeds from loans provided under the Payment Protection Program, offset by $0.3 million in repayments of finance lease obligations and contingent consideration payments.

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

Contractual Obligations and Commitments

As of June 30, 2021, there were no significant changes to our contractual obligations from those presented as of December 31, 2020 in our Annual Report on Form 10-K filed with the SEC on February 19, 2021.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

During the three and six months ended June 30, 2021, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K filed with the SEC on February 19, 2021 for the year ended December 31, 2020.

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

With respect to the three and six months ended June 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective excluding the accounting for warrants as described in Note 2.

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

During the six months ended June 30, 2021 and in response to the SEC Statement on April 12, 2021, the Company has identified a material weakness associated with its accounting for warrants.  The Company inappropriately relied upon the broad consensus among special purpose acquisition companies that these warrants were subject to equity treatment under a fixed accounting model.  However, consistent with the SEC Statement, the Company revised its historical financial statements to account for the private warrants as liabilities.  The Company is in the process of implementing new policies to remediate the material weakness, mainly the adoption of new policies and procedures associated with the accounting of non-routine and complex transactions.

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

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

On March 19, 2021, the Company received a request from the Securities and Exchange Commission (the “SEC”) for documents relating to the Company’s business combination consummated on February 19, 2019 and related transactions, including those described in a Form 8-K filed by the Company on February 14, 2019.  The Company has cooperated and is cooperating in the SEC’s investigation and intends to continue to do so.

Item 1A.Risk Factors

The reader should carefully consider, in connection with the other information in this Quarterly Report on Form 10-Q, the factors discussed in the section entitled “Risk Factors” of our 2020 Annual Report on Form 10-K.  These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 6.Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Bylaws of GTY Technology Holdings Inc.(f/k/a GTY Govtech, Inc.) dated July 26, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2021).

10.1

Amended and Restated Employment Agreement dated April 15, 2021 between the Company and David Farrell (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2021).

10.2

Amended and Restated Employment Agreement dated April 29, 2021 between the Company and John Curran (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2021).

10.3

Amended and Restated Employment Agreement dated July 1, 2021 between the Company and TJ Parass (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of August, 2021.

GTY TECHNOLOGY HOLDINGS INC.

/s/ TJ Parass
Name:	TJ Parass
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ John Curran
Name:	John Curran
Title:	Chief Financial Officer
(Principal Financial Officer)