Form 10-Q
period 2021-09-30
GTY Technology Holdings Inc.
filed 2021-11-04
CIK 1682325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

GTY TECHNOLOGY HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Massachusetts	001-37931	83-2860149
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

800 Boylston Street, 16th Floor Boston, MA 02199

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (877) 465-3200

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

As of November 4, 2021, 57,571,046 shares of common stock, par value $0.0001 per share, were outstanding.

GTY TECHNOLOGY HOLDINGS INC.

Form 10-Q

For the Quarter Ended September 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$15,327	$22,800
Accounts receivable, net	11,068	9,994
Prepaid expenses and other current assets	4,029	2,583
Total current assets	30,424	35,377

Property and equipment, net	3,312	3,891
Finance lease right of use assets	778	1,355
Operating lease right of use assets	2,063	2,610
Intangible assets, net	90,196	101,107
Goodwill	284,635	284,635
Other assets	3,625	3,472
Total assets	$415,033	$432,447

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,939	$6,366
Deferred revenue - current portion	24,994	22,304
Finance lease liability - current portion	246	581
Operating lease liability - current portion	799	1,316
Contingent consideration - current portion	317	743
Total current liabilities	31,295	31,310

Deferred revenue - less current portion	1,785	1,602
Warrant liability	7,063	3,040
Deferred tax liability	17,307	17,494
Contingent consideration - less current portion	45,730	42,530
Term loans, net	24,331	26,632
Finance lease liability - less current portion	3	147
Operating lease liability - less current portion	2,735	2,927
Total liabilities	130,249	125,682

Commitments and contingencies

Shareholders’ equity:
Common stock	6	6
Exchangeable shares	50,637	54,224
Additional paid in capital	398,286	380,881
Accumulated other comprehensive income (loss)	(55)	6
Treasury stock	(8,343)	(5,633)
Accumulated deficit	(155,747)	(122,719)
Total shareholders' equity	284,784	306,765
Total liabilities and shareholders’ equity	$415,033	$432,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Amounts in thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Revenues	$16,257	$12,587	$43,833	$35,027
Cost of revenues	5,914	4,620	15,872	13,541
Gross Profit	10,343	7,967	27,961	21,486

Operating expenses
Sales and marketing	4,351	3,875	11,620	12,396
General and administrative	6,281	4,667	17,062	16,607
Research and development	3,277	3,012	9,295	9,383
Amortization of intangible assets	3,668	3,683	10,911	10,998
Restructuring charges	—	2	—	3,666
Change in fair value of contingent consideration	1,235	—	3,599	29
Total operating expenses	18,812	15,239	52,487	53,079
Loss from operations	(8,469)	(7,272)	(24,526)	(31,593)

Other income (expense)
Interest expense, net	(789)	(441)	(2,501)	(1,113)
Loss from repurchase/issuance of shares	—	—	(5,333)	(1,390)
Change in fair value of warrant liability	(456)	807	(4,023)	3,104
Gain on extinguishment of debt	—	—	3,210	—
Other income (loss), net	90	(696)	(9)	437
Total other income (expense), net	(1,155)	(330)	(8,656)	1,038

Loss before income taxes	(9,624)	(7,602)	(33,182)	(30,555)
Benefit from income taxes	93	384	154	2,068
Net loss	(9,531)	(7,218)	(33,028)	(28,487)

Net loss per share, basic and diluted	$(0.17)	$(0.13)	$(0.58)	$(0.53)
Weighted average common shares outstanding, basic and diluted	57,536	53,842	56,960	53,301

Net loss	$(9,531)	$(7,218)	$(33,028)	$(28,487)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	608	(783)	(61)	313
Total other comprehensive gain (loss)	608	(783)	(61)	313
Comprehensive loss	$(8,923)	$(8,001)	$(33,089)	$(28,174)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share amounts)

Three Months Ended September 30, 2021

								Accumulated
					Additional			Other	Total
	Common Stock		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance - June 30, 2021	57,512,747	$6	5,614,121	$50,637	$394,950	$(8,343)	$(146,216)	$(663)	$290,371
Net loss	—	—	—	—	—	—	(9,531)	—	(9,531)
Foreign currency translation gain	—	—	—	—	—	—	—	608	608
Share-based compensation	—	—	—	—	3,336	—	—	—	3,336
Share cancellations	(48,820)	—	—	—	—	—	—	—	—
Vested and issued restricted stock units	102,778	—	—	—	—	—	—	—	—
Stock option exercises	4,341	—	—	—	—	—	—	—	—
Balance - September 30, 2021	57,571,046	$6	5,614,121	$50,637	$398,286	$(8,343)	$(155,747)	$(55)	$284,784

Nine Months Ended September 30, 2021

								Accumulated
					Additional			Other	Total
	Common Stock		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance - December 31, 2020	55,570,282	$6	5,972,779	$54,224	$390,232	$(5,633)	$(129,030)	$6	$309,805
Adjustment for correction of an error - warrant liability	—	—	—	—	(9,351)	—	6,311	—	(3,040)
Balance - December 31, 2020, as adjusted	55,570,282	$6	5,972,779	$54,224	$380,881	$(5,633)	$(122,719)	$6	$306,765
Net loss	—	—	—	—	—	—	(33,028)	—	(33,028)
Foreign currency translation loss	—	—	—	—	—	—	—	(61)	(61)
Share-based compensation	—	—	—	—	7,027	—	—	—	7,027
Issuance of common stock	935,633	—	—	—	6,790	—	—	—	6,790
Common stock repurchases	(525,060)	—	—	—	—	(2,710)	—	—	(2,710)
Share cancellations	(48,820)	—	—	—	—	—	—	—	—
Vested and issued restricted stock units	1,275,220	—	—	—	—	—	—	—	—
Stock option exercises	5,133	—	—	—	1	—	—	—	1
Common stock issued for exchangeable shares	358,658	—	(358,658)	(3,587)	3,587	—	—	—	—
Balance - September 30, 2021	57,571,046	$6	5,614,121	$50,637	$398,286	$(8,343)	$(155,747)	$(55)	$284,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share amounts)

Three Months Ended September 30, 2020

								Accumulated
					Additional			Other	Total
	Common Stock		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance - June 30, 2020	53,804,687	$5	5,091,800	$40,918	$382,232	$(5,174)	(108,581)	$1,466	$310,866
Adjustment for correction of an error - warrant liability	—	—	—	—	(9,351)	—	6,477	—	(2,874)
Adjustment for correction of an error - shares issued for contingent consideration	—	—	550,388	10,000	—	—	—	—	10,000
Balance - June 30, 2020, as adjusted	53,804,687	5	5,642,188	50,918	372,881	(5,174)	(102,104)	1,466	317,992
Net loss	—	—	—	—	—	—	(7,218)	—	(7,218)
Foreign currency translation gain	—	—	—	—	—	—	—	(783)	(783)
Share-based compensation	—	—	—	—	2,024	—	—	—	2,024
Vested and issued restricted stock units	88,254	—	—	—	—	—	—	—	—
Common stock issued for exchangeable shares	(352,675)	—	352,675	3,527	(3,527)	—	—	—	—
Balance - September 30, 2020	53,540,266	$5	5,994,863	$54,445	$371,378	$(5,174)	$(109,322)	$683	$312,015

Nine Months Ended September 30, 2020

								Accumulated
					Additional			Other	Total
	Common Stock		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance - December 31, 2019	52,303,862	$5	5,568,096	$45,681	$369,756	$(5,174)	(85,015)	$370	$325,623
Adjustment for correction of an error - warrant liability	—	—	—	—	(9,351)	—	4,180	—	(5,171)
Balance - December 31, 2019, as adjusted	52,303,862	5	5,568,096	45,681	360,405	(5,174)	(80,835)	370	320,452
Net loss	—	—	—	—	—	—	(28,487)	—	(28,487)
Foreign currency translation gain	—	—	—	—	—	—	—	313	313
Share-based compensation	—	—	—	—	6,338	—	—	—	6,338
Share redemption (incremental shares issued)	334,254	—	—	—	2,056	—	—	—	2,056
Shares issued for contingent consideration	336,965	—	550,388	10,000	1,334	—	—	—	11,334
Vested and issued restricted stock units	433,484	—	—	—	—	—	—	—	—
Stock option exercises	8,080	—	—	—	9	—	—	—	9
Exchangeable shares converted to common stock	123,621	—	(123,621)	(1,236)	1,236	—	—	—	—
Balance - September 30, 2020	53,540,266	$5	5,994,863	$54,445	$371,378	$(5,174)	$(109,322)	$683	$312,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(33,028)	$(28,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	764	439
Amortization of intangible assets	10,911	10,998
Amortization of right of use assets	1,354	1,107
Share-based compensation	7,027	6,338
Deferred income tax benefit	(154)	(2,068)
Loss on issuance/repurchase of shares	5,333	1,390
Change in fair value of warrant liability	4,023	(3,104)
Amortization of deferred debt issuance costs	648	395
Accrual of paid in kind interest	262	—
Gain on extinguishment of debt	(3,210)	—
Bad debt expense	31	90
Loss on disposal of fixed assets	12	—
Change in fair value of contingent consideration	3,599	29
Changes in operating assets and liabilities:
Accounts receivable	(1,118)	(1,387)
Prepaid expenses and other assets	(1,600)	(1,564)
Accounts payable and accrued liabilities	(1,454)	(1,212)
Deferred revenue and other liabilities	2,868	4,708
Operating lease liabilities	(891)	(1,202)
Net cash used in operating activities	(4,623)	(13,530)

Cash flows from investing activities:
Capital expenditures	(203)	(2,850)
Net cash used in investing activities	(203)	(2,850)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	—	14,543
Contingent consideration payments	(825)	(27)
Stock options exercises	1	9
Common stock repurchases	(8,043)	—
Proceeds from issuance of common stock, net of costs	6,790	—
Proceeds from disposal of fixed assets	6	30
Repayments of finance lease liabilities	(530)	(419)
Net cash provided by (used in) financing activities	(2,601)	14,136

Effect of foreign currency on cash	(46)	88

Net change in cash and cash equivalents	(7,473)	(2,156)
Cash and cash equivalents, beginning of period	22,800	8,374
Cash and cash equivalents, end of period	$15,327	$6,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SUPPLEMENTAL CASH FLOWS DISCLOSURE

(Amounts in thousands)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,556	$566
Cash paid for income taxes	$387	$42

Noncash Investing and Financing Activities:
Exchangeable shares issued for contingent consideration	$—	$10,000
Share redemption (incremental shares issued)	$—	$2,056
Purchases of property and equipment included in accounts payable	$—	$37
Shares issued for contingent consideration	$—	$1,334
Exchangeable shares converted to common stock	$3,587	$1,236

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

The Company is headquartered in Boston, Massachusetts and has other offices in the United States and Canada.  The following is a brief description of the Company’s primary subsidiaries and their businesses.

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

Note 2. Restatement of Previously Issued Financial Statements

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”), concluding that SPAC warrants may require classification as a liability rather than equity. The SEC Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across all entities”. It focused in part on provisions in warrant agreements for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and specifically whether the warrant holder is an input into the pricing of a fixed-for-fixed option on equity shares. According to the SEC Staff Statement, if the warrant holder is not an input into such pricing, these provisions would preclude the warrant from being classified in equity and thus require classification as a liability. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the public warrants and private warrants issued in connection with its initial public offering and previously recorded as equity on the Company’s consolidated balance sheet. The Company’s public warrants were correctly classified as equity. Because the Company’s private warrants do not contain a provision whereby the Company can call the warrants, however, the private warrants should have been recorded at fair value as a liability in the Company’s consolidated balance sheet. The Company assessed this error and determined it was not material to previously issued financial statements. Accordingly, the Company has revised, rather than restated, its previously issued 2020 quarterly and annual financial statements in the Company’s filings for 2021 on Forms 10-Q and 10-K filings.  Additionally, the historical quarterly and annual financial statements prior to the business combination were not restated due to the change in accounting as we believe the information is no longer relevant to investors.

The following tables present the effect of the revision for the financial statement line items adjusted in the affected periods:

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30, 2020
	As Previously Reported	Adjustments	As Revised
Change in fair value of warrant liability	$—	$(807)	$(807)
Net loss	$8,025	$(807)	$7,218
Comprehensive loss	$8,808	$(807)	$8,001
Net loss per share, basic and diluted	$(0.15)	$0.02	$(0.13)

	Nine Months Ended September 30, 2020
	As Previously Reported	Adjustments	As Revised
Change in fair value of warrant liability	$—	$(3,104)	$(3,104)
Net loss	$31,591	$(3,104)	$28,487
Comprehensive loss	$31,278	$(3,104)	$28,174
Net loss per share, basic and diluted	$(0.59)	$0.06	$(0.53)

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Condensed Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2020
	As Previously Reported	Adjustments	As Revised
Net loss	$31,591	$(3,104)	$28,487
Change in fair value of warrant liability	$—	$(3,104)	$(3,104)

Condensed Consolidated Balance Sheet
	As of December 31, 2020
	As Previously Reported	Adjustments	As Revised
Warrant liability	$—	$3,040	$3,040
Additional paid in capital	$390,232	$(9,351)	$380,881
Accumulated deficit	$(129,030)	$6,311	$(122,719)

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

COVID-19 Update

In December 2019, the emergence of a novel coronavirus, or COVID-19, was reported and in March 2020, the World Health Organization, or WHO, characterized COVID-19 as a pandemic.  The broader implications of the global emergence of COVID-19 on the Company’s business, operating results, and overall financial performance continue to remain uncertain and they depend on certain developments, including the duration and spread of the outbreak and variants, vaccination rates, impact on the Company’s customers and its sales cycles, impact on its partners or employees, and impact

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

on the economic environment and financial markets, all of which are uncertain and cannot be predicted.  Since March 2020, the Company saw certain new and existing customers halt or decrease investment in infrastructure and, although conditions have improved, the Company expects that certain of its current and potential customers will continue to take actions to reduce operating expenses and moderate cash flows, including by delaying sales and requesting extended billing and payment terms. The Company will continue to actively monitor the situation and may take further actions that alter its business operations, as may be required by federal, state, or local authorities, or that the Company determines are in the best interests of its employees, customers, partners, suppliers, and stockholders.

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

The Company’s only material financial instruments carried at fair value as of September 30, 2021 and December 31, 2020, with changes in fair value flowing through current earnings, consist of contingent consideration liabilities recorded in conjunction with business combinations and the fair value of its warrant liabilities are as follows:

		Fair Value Measurement at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance as of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Contingent consideration – current	$317	$—	$—	$317
Contingent consideration – long term	45,730	—	—	45,730
Warrant liability	7,063	—	—	7,063
Total liabilities measured at fair value	$53,110	$—	$—	$53,110

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

There were no transfers made among the three levels in the fair value hierarchy during the three and nine months ended September 30, 2021.

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

Changes in contingent consideration liabilities measured at fair value from December 31, 2020 to September 30, 2021 were as follows:

Contingent consideration – December 31, 2020	$43,273
Change in fair value of contingent consideration	3,599
Payments of contingent consideration	(825)
Contingent consideration – September 30, 2021	$46,047

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Changes in the warrant liability measured at fair value from December 31, 2020 to September 30, 2021 were as follows:

Warrant liability – December 31, 2020	$3,040
Change in fair value of warrant liability	4,023
Warrant liability – September 30, 2021	$7,063

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

Disaggregation of Revenues

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Subscriptions, support and maintenance	$11,649	$8,986	$33,147	$25,144
Professional services	3,245	2,903	9,064	8,530
License	112	674	256	1,300
Asset sales	1,251	24	1,366	53
Total revenues	$16,257	$12,587	$43,833	$35,027

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

Subscription, support and maintenance revenues also includes kiosk rentals and support or maintenance pertaining to license sales. Revenues from kiosk rentals and support are recognized on a straight-line basis over the support period.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Revenues from subscription, support and maintenance comprised approximately 72% and 71% of total revenues for the three months ended September 30, 2021 and 2020 and 76% and 72% for the nine months ended September 30, 2021 and 2020, respectively.

Professional services.    The Company’s professional services contracts generate revenues on a time and materials or fixed fee basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 20% and 23% of total revenues for the three months ended September 30, 2021 and 2020 and 21% and 24% for the nine months ended September 30, 2021 and 2020, respectively.

License. Revenues from distinct licensed software are recognized upfront when the software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised approximately less than 1% and 5% of total revenues for the three months ended September 30, 2021 and 2020 and approximately less than 1% and 4% for the nine months ended September 30, 2021 and 2020, respectively.

Asset sales. Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the customer and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. Asset sales comprised approximately 8% and less than 1% of total revenues for the three months ended September 30, 2021 and 2020 and approximately 3% and less than 1% for the nine months ended September 30, 2021 and 2020, respectively.

Restructuring Charges

On March 30, 2020, the Company implemented a global restructuring plan which resulted in an approximate 10% reduction of the Company’s workforce.  This action was intended to streamline the Company’s operational reporting and reduce operating cash outflows.  The Company recorded pre-tax restructuring charges of approximately $3.7 million which is comprised of one-time employee termination benefits paid over a weighted-average period of approximately 10 months.  The final termination payment occurred in March 2021.

Net Loss per Share

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed similarly to basic net income per share of common stock except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Due to the net loss for the three and nine months ended September 30, 2021 and 2020, diluted and basic loss per share are the same.

Securities that could potentially dilute net loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2021 and 2020 are as follows:

	2021	2020
Warrants to purchase common stock	27,093,334	27,093,334
Unvested restricted stock units	3,883,241	2,965,861
Options to purchase common stock	240,421	249,566
Total	31,216,996	30,308,761

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Income Taxes

In determining the quarterly benefit from income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter.  The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% as a result of state taxes, foreign taxes and changes in the Company’s valuation allowance for domestic income taxes.  For the three and nine months ended September 30, 2021 and 2020, the Company recorded a $0.1 million, $0.4 million, $0.2 million, and $2.1 million benefit from income taxes, respectively.

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Note 4. Intangible Assets

The Company recognized goodwill and certain identifiable intangible assets in connection with business combinations. Identifiable intangible assets consist of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents / Developed Technology	$60,084	$(19,617)	$40,467
Trade Names / Trademarks	16,348	(4,431)	11,917
Customer Relationships	51,003	(13,341)	37,662
Non-Compete Agreements	1,162	(1,012)	150
Total Intangibles	$128,597	$(38,401)	$90,196

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents / Developed Technology	$60,084	$(14,026)	$46,058
Trade Names / Trademarks	16,348	(3,227)	13,121
Customer Relationships	51,003	(9,514)	41,489
Non-Compete Agreements	1,162	(723)	439
Total Intangibles	$128,597	$(27,490)	$101,107

Amortization expense recognized by the Company related to intangible assets was $3.7 million for each of the three months ended September 30, 2021 and September 30, 2020 and was $10.9 million and $11.0 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

The estimated aggregate future amortization expense for intangible assets is as follows:

Three months ending December 31, 2021	3,700
Year ending December 31, 2022	14,276
Year ending December 31, 2023	14,224
Year ending December 31, 2024	14,263
Year ending December 31, 2025	14,224
Thereafter	29,509
$90,196

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

At September 30, 2021, the Company had operating right of use assets of approximately $2.1 million and operating lease liabilities of approximately $3.5 million, which are included in the condensed consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

The Company purchases kiosks that are funded by finance leases that expire on various dates through 2023 and are included in fixed assets.  At September 30, 2021, the Company had finance lease right of use assets of $0.8 million and finance lease liabilities of approximately $0.2 million.

The following summarizes quantitative information about the Company’s leases:

Three Months Ended September 30, 2021:

			Grants
	Procurement	Payments	Management	Budget	Total
Finance lease cost
Amortization of right-of-use assets	$—	$58	$—	$—	$58
Interest	—	14	—	—	14
Operating lease cost	115	115	30	109	369
Total lease cost	$115	$187	$30	$109	$441

Nine Months Ended September 30, 2021:

			Grants
	Procurement	Payments	Management	Budget	Total
Finance lease cost
Amortization of right-of-use assets	$—	$126	$—	$—	$126
Interest	—	66	—	—	66
Operating lease cost	345	345	81	326	1,097
Total lease cost	$345	$537	$81	$326	$1,289

			Grants
	Procurement	Payments	Management	Budget	Total
Weighted-average remaining lease term – finance leases	N/A	0.6	N/A	N/A	0.6
Weighted-average remaining lease term – operating leases	0.7	0.2	1.3	9.0	6.8
Weighted-average discount rate – finance leases	N/A	13.0%	N/A	N/A	13.0%
Weighted-average discount rate – operating leases	9.9%	10.0%	8.0%	4.8%	6.2%

As of September 30, 2021, future minimum lease payments under non-cancellable leases are as follows:

			Grants		Operating	Finance
	Procurement	Payments	Management	Budget	Leases	Leases
Three months ending December 31, 2021	$119	$113	$30	$97	$359	$108
Year Ending December 31, 2022	245	—	123	426	794	157
Year Ending December 31, 2023	—	—	10	380	390	—
Year Ending December 31, 2024	—	—	—	364	364	—
Year Ending December 31, 2025	—	—	—	413	413	—
Thereafter	—	—	—	2,088	2,088	—
Total	$364	$113	$163	$3,768	$4,408	$265
Less present value discount	(22)	(30)	(9)	(813)	(874)	(16)
Present value of lease liabilities	$342	$83	$154	$2,955	$3,534	$249

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

On November 13, 2020, the Company entered into a senior secured term loan facility (“November 2020 Credit Facility”) that provides for borrowing of term loans in an aggregate principal amount of $25,000,000. The November 2020 Credit Facility has a maturity date of 30 months from the borrowing of the term loans. On the closing date, the Company fully drew on the November 2020 Credit Facility and replaced the February 2020 Credit Facility. Amounts outstanding under the November 2020 Credit Facility accrue interest at a rate of eight percent plus LIBOR and two percent payment-in-kind (“PIK”) interest.  The November 2020 Credit Facility is supported by a security interest in the assets of the Company and includes certain financial covenants pertaining to annual recurring revenue, revenue, and cash.  As of September 30, 2021, the Company was compliant with all financial covenants.

For the three and nine months ended September 30, 2021 and 2020, the Company recognized $0.9 million, $0.4 million, $2.6 million, and $1.0 million of interest expense, including amortization of deferred issuance costs, respectively, under the February 2020 and November 2020 Credit Facilities.  At September 30, 2021, the Company had accrued approximately $0.3 million of accrued cash interest and $0.5 million of PIK interest.

The Company’s term loan is summarized as follows:

November 2020 Credit Facility
Principal	$ 25,000
Payment-in-kind ("PIK") accrued interest	465
Unamortized deferred issuance costs	(1,134)
Term loans, net	$ 24,331

Maturity date	May 2023
Interest rate	8% + LIBOR
PIK interest rate	2%

Paycheck Protection Plan Loans (PPP Loans)

In April and May 2020, the Company’s subsidiaries CityBase, eCivis, and Sherpa received $2.0 million, $0.9 million and $0.2 million, respectively, in loan proceeds from the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration of the United States government.  This program was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was created to provide fast and direct economic assistance for American workers, families, small businesses, and preserves jobs for American industries.  The Company

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

used the funds to support the compensation expenses related to its U.S. employees.  These loans mature two years from the date of issuance and accrue interest at a rate of one percent per annum, and the Company accounted for these loans in accordance with ASC 470.  During the nine months ended September 30, 2021, the Company recognized $3.2 million in gains on extinguishment of debt associated with the forgiveness of these loans.  As of September 30, 2021, all outstanding loans under the PPP had been forgiven.

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

As of September 30, 2021 and December 31, 2020, the Company has not accrued a liability for any legal proceedings, claims or indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with them is not probable or reasonably estimable.

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

On August 25, 2021, the Company instructed its current transfer agent to cancel 48,820 common shares erroneously designated to be issued to a former eCivis shareholder.  The former eCivis shareholder received cash consideration instead of shares as part of the Acquisition, and the Company’s previous transfer agent failed to cancel these shares.

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

Preferred Shares – GTY is authorized to issue 25,000,000 preferred shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Warrants

At September 30, 2021 and December 31, 2020, there were a total of 27,093,334 warrants outstanding including 18,400,000 public warrants and 8,693,334 private warrants. The warrants were originally sold as part of the units offered in the Company’s initial public offering and expire five years from the date of the Acquisition or February 2024. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants.

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

A summary of stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Total
	Number of	Exercise	Life (in	Intrinsic
	Shares	Price	years)	Value
Outstanding as of December 31, 2020	245,904	$2.26	7.0	$1,130
Granted	—	—	—	—
Exercised	(5,133)	1.16
Forfeited/expired	(350)	1.16
Outstanding as of September 30, 2021	240,421	$2.28	6.2	$1,099
Options vested and exercisable	218,133	$2.28	6.2	$998

For the three months ended September 30, 2021 and 2020, the Company recorded approximately less than $0.1 million and $0.1 million, respectively, of share-based compensation expense related to the options. As of September 30, 2021, the Company has less than $0.1 million of unrecognized share-based compensation cost to be recognized over 0.4 years.

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

A summary of the Company's RSU’s and related information is as follows:

		Weighted Average
	Number of Units	Grant Price
Unvested as of December 31, 2020	3,280,290	$4.94
Granted	2,017,209	6.46
Vested	(1,064,660)	4.82
Forfeited/expired	(349,598)	5.35
Unvested as of September 30, 2021	3,883,241	$5.72

For the three months ended September 30, 2021 and 2020, the Company recorded approximately $3.3 million and $1.9 million, respectively, of share-based compensation expense related to the RSUs. As of September 30, 2021, the Company had unrecognized share-based compensation expense related to all unvested RSUs of approximately $14.9 million. The weighted average remaining contractual term of unvested RSUs is approximately 1.0 year at September 30, 2021.  947,276 of the unvested RSUs contain performance conditions subject to achieving segment specific revenue and profitability metrics.

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

The accounting policies of the operating segments are the same as those described in Note 3. The following provides operating information about the Company’s reportable segments for the periods presented:

	Corporate	Procurement	Payments	Grants Management	Permitting	Budget	Total
Three Months Ended September 30, 2021
Total revenue	$—	2,690	4,172	1,925	720	6,750	$16,257
Cost of revenues	—	516	2,245	895	170	2,088	5,914
Income (loss) from operations	(2,088)	(687)	(3,865)	(1,296)	(424)	(109)	(8,469)
Amortization of intangible assets	—	666	1,386	326	302	988	3,668
Depreciation expense	1	44	87	9	9	106	256
Interest income (expense), net	(863)	—	74	—	—	—	(789)
Benefit from (provision for) income taxes	—	—	—	—	—	93	93

Three Months Ended September 30, 2020
Total revenue	$—	2,100	1,903	1,878	669	6,037	$12,587
Cost of revenues	—	369	1,289	821	143	1,998	4,620
Income (loss) from operations	(1,421)	(875)	(4,043)	(814)	(473)	354	(7,272)
Amortization of intangible assets	—	666	1,385	330	303	999	3,683
Depreciation expense	—	45	57	24	4	96	226
Interest income (expense), net	(414)	—	(24)	(2)	—	(1)	(441)
Benefit from (provision for) income taxes	—	—	227	237	132	(212)	384

Nine Months Ended September 30, 2021
Total revenue	$—	7,791	9,220	5,509	2,058	19,255	$43,833
Cost of revenues	—	1,481	5,738	2,190	492	5,971	15,872
Income (loss) from operations	(5,934)	(2,087)	(13,258)	(3,107)	(1,294)	1,154	(24,526)
Amortization of intangible assets	—	1,976	4,111	976	901	2,947	10,911
Depreciation expense	—	138	267	26	15	318	764
Interest income (expense), net	(2,562)	1	54	6	—	—	(2,501)
Benefit from (provision for) income taxes	—	—	(5)	—	—	159	154

Nine Months Ended September 30, 2020
Total revenue	$—	5,503	5,957	4,831	1,907	16,829	$35,027
Cost of revenues	—	1,120	4,419	2,274	427	5,301	13,541
Loss from operations	(8,354)	(4,026)	(14,506)	(3,240)	(1,846)	379	(31,593)
Amortization of intangible assets	—	1,992	4,119	980	904	3,003	10,998
Depreciation expense	—	91	190	32	5	121	439
Interest income (expense), net	(1,031)	2	(81)	(4)	—	1	(1,113)
Benefit from (provision for) income taxes	—	—	1,031	925	528	(416)	2,068

As of September 30, 2021
Goodwill	$—	68,744	88,327	45,140	21,956	60,468	$284,635
Assets	19,787	92,652	101,166	54,051	26,762	120,615	415,033

As of December 31, 2020
Goodwill	$—	68,744	88,327	45,140	21,956	60,468	$284,635
Assets	31,407	92,841	110,339	55,676	28,474	113,710	432,447

Revenues from North America customers accounted for greater than 90% of the Company’s revenues for the periods presented.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

(Amounts in tables in thousands, except share and per share amounts)

Note 11. Subsequent Events

The Company has evaluated events from September 30, 2021 through the date the financial statements were issued. There were no subsequent events that need disclosure.

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

Our customers are primarily located in the United States and Canada, including counties, municipalities, special districts, law enforcement agencies and public school districts. We plan to continue to increase our customer base by leveraging our comprehensive product portfolio with our existing customer base, investing in direct sales to new customers, and using relationships with other companies that offer complementary products and services.

We have historically signed a high percentage of agreements with new customers, as well as renewal agreements with existing customers, in the second and third quarters of each year and usually during the last month of the quarter. This can be attributed to buying patterns typical in the public sector. As the terms of most of our customer agreements are measured in full year increments, agreements initially entered into in any given month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected in our invoicing and cash flows with our highest collections occurring in the second half of each calendar year.

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

Subscription, support and maintenance revenues also includes kiosk rentals and support or maintenance pertaining to license sales. Revenues from kiosk rentals and support are recognized on a straight-line basis over the support period.

Revenues from subscription, support and maintenance comprised approximately 72% and 71% of total revenues for the three months ended September 30, 2021 and 2020 and 76% and 72% for the nine months ended September 30, 2021 and 2020, respectively.

Professional services.     Our professional services contracts generate revenues on a time and materials, fixed fee or subscription basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Revenues are recognized ratably over the contract term for subscription contracts. The milestone method for revenue recognition is used when there is substantive uncertainty at the date the contract is entered into regarding whether the milestone will be achieved. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 20% and 23% of total revenues for the three months ended September 30, 2021 and 2020 and 21% and 24% for the nine months ended September 30, 2021 and 2020, respectively.

License. Revenues from distinct licensed software are recognized upfront when that software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised approximately less than 1% and 5% of total revenues for the three months ended September 30, 2021 and 2020 and approximately less than 1% and 4% for the nine months ended September 30, 2021 and 2020, respectively.

Asset sales. Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the customer and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. Asset sales comprised approximately 8% and less than 1% of total revenues for the three months ended September 30, 2021 and 2020 and approximately 3% and less than 1% for the nine months ended September 30, 2021 and 2020, respectively.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Total revenues

Our total revenues were $16.3 million for the three months ended September 30, 2021. Excluding the $0.1 million impact of purchase accounting, our total non-GAAP revenues for the three months ended September 30, 2021 was $16.4 million compared to $12.7 million for the three months ended September 30, 2020, representing a 29% increase. This increase was driven by an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers. The change in revenues for each operating segment is provided in the following table (in thousands, except percentages):

	Generally Accepted Accounting Principles (“GAAP”)				Non-GAAP
	Total	Total	Increase /	Increase /	Total	Total	Increase /	Increase /
	Revenues	Revenues	(Decrease)	(Decrease)	Revenues	Revenues	(Decrease)	(Decrease)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
Procurement	$2,690	$2,100	$590	28%	$2,690	$2,100	$590	28%
Payments	4,172	1,903	2,269	119%	4,277	2,031	2,246	111%
Grants Management	1,925	1,878	47	3%	1,925	1,878	47	3%
Permitting	720	669	51	8%	720	669	51	8%
Budget	6,750	6,037	713	12%	6,750	6,037	713	12%
Total	$16,257	$12,587	$3,670	29%	$16,362	$12,715	$3,647	29%

A reconciliation of non-GAAP revenues and other non-GAAP financial measures is included in the section titled “Reconciliation of Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q.

Total cost of revenues

Our total cost of revenues for the three months ended September 30, 2021 increased primarily as a result of costs associated with our asset sales, headcount additions to support our revenue growth and share-based compensation resulting from the grant of restricted stock units. The change in cost of revenues for each operating segment is due to the following (in thousands, except percentages):

	Total Cost of	Total Cost of	Increase /	Increase /
	Revenues	Revenues	(Decrease)	(Decrease)
	2021	2020	in Dollars	in %
Procurement	$516	$369	$147	40%
Payments	2,245	1,289	956	74%
Grants Management	895	821	74	9%
Permitting	170	143	27	19%
Budget	2,088	1,998	90	5%
Total	$5,914	$4,620	$1,294	28%

Procurement

Procurement’s total cost of revenues increased by $0.1 million or 40% primarily due to a $0.1 million or 45% increase in salaries and benefits driven by a 30% increase in average headcount from September 30, 2020 to September 30, 2021.

Payments

Payments’ total cost of revenues increased by $1.0 million or 74% primarily due to a $0.6 million increase in costs associated with our asset sales, a $0.1 million increase in bank fees, a $0.1 million increase in costs associated with finance lease liabilities, and a $0.1 million increase in amortization of internal-use software.

Grants Management

Grants Management’s total cost of revenues increased by $0.1 million or 9% primarily due to a $0.3 million or 271% increase in the cost of third-party contractors offset by a $0.1 million or 60% decrease in royalty costs.

Permitting

Permitting’s total cost of revenues was materially consistent year-over-year.

Budget

Budget’s total cost of revenues increased by $0.1 million or 5% primarily due to a $0.3 million or 34% increase in salaries and wages and a $0.2 million or 104% increase in share-based compensation related to the issuance of restricted stock units, partially offset by a $0.3 million or 54% decrease in royalty costs.

Operating expenses (sales and marketing, general and administrative, and research and development)

Our operating expenses (including sales and marketing, general and administrative and research and development expenses) for the three months ended September 30, 2021 have increased due primarily to an increase in share-based compensation expense resulting from the issuance of restricted stock units, salaries and wages from an increase in headcount, reestablishment of business travel, and expansion of third-party costs to support operations. The change in operating expenses for each operating segment is due to the following (in thousands, except percentages):

	Total	Total
	Operating	Operating	Increase /	Increase /
	Expenses	Expenses	(Decrease)	(Decrease)
	2021	2020	in Dollars	in %
Procurement	$2,195	$1,940	$255	13%
Payments	3,558	3,271	287	9%
Grants Management	1,998	1,541	457	30%
Permitting	671	696	(25)	(4)%
Budget	3,399	2,669	730	27%
Corporate	2,088	1,437	651	45%
Total	$13,909	$11,554	$2,355	20%

Procurement

Procurement’s total operating expense increased by $0.3 million or 13% due to a $0.1 million or 28% increase in research and development expenses, a $0.1 million or 14% increase in general and administration expenses, and a $0.1 million or 5% increase in sales and marketing expenses. The increase in research and development expenses is due to a $0.1 million or 16% increase in salaries and wages primarily driven by a 10% increase in average headcount from September 30, 2020 to September 30, 2021. The increase in general and administration expenses is primarily due to an increase in share-based compensation expense resulting from the issuance of restricted stock units.  The increase in sales and marketing costs was primarily due to an increase in third-party costs to support marketing.

Payments

Payments’ total operating expense increased by $0.3 million or 9% primarily due to a $0.2 million increase in commissions and a $0.1 million increase in share-based compensation expense resulting from the issuance of restricted stock units.

Grants Management

Grants Management’s total operating expense increased by $0.5 million or 30% primarily due to a $0.4 million or 59% increase in sales and marketing costs and a $0.1 million or 19% increase in general and administrative expenses. The increase in sales and marketing costs was primarily due to a $0.2 million or 43% increase in salaries and benefits driven by a 36% increase in average headcount from September 30, 2020 to September 30, 2021, a $0.2 million increase in third-party commissions expense, and a $0.1 million increase in commissions. The increase in general and administration expenses is primarily due to a $0.1 million increase in share-based compensation expense resulting from the issuance of restricted stock units.

Permitting

Permitting’s total operating expense was materially consistent year-over-year.

Budget

Budget’s total operating expenses increased by $0.7 million or 27% primarily due to a $0.5 million or 53% increase in general and administrative expenses and a $0.2 million or 34% increase in research and development expenses.  The increase in general and administrative expenses was due to a $0.7 million increase in share-based compensation expense, partially offset by a $0.1 million or 30% decrease in salaries and wages and a $0.1 million or 16% decrease in third-party costs.  The increase in research and development expenses was due to a $0.1 million increase in salaries and wages and a $0.1 million or 114% increase in share-based compensation expense resulting from the issuance of restricted stock units.  The increase in salaries and wages was primarily driven by a declining U.S. dollar relative to the Canadian dollar.

Corporate

Corporate expenses are primarily comprised of outside services including legal, accounting and consulting fees, payroll and related expenses, corporate insurance, and share-based compensation.  Corporate expenses increased by $0.7 million or 45% due primarily to a $0.5 million or 237% increase in salaries and wages and a $0.2 million increase in share-based compensation expense.  The increase in salaries and wages was primarily due to a 200% increase in average headcount from September 30, 2020 to September 30, 2021.

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

Other income (expense)

Interest income (expense)

Interest income (expense) is primarily comprised of the investments held by GTY Corporate, offset by interest under the November 2020 Credit Facility.

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

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Total revenues

Our total revenues were $43.8 million for the nine months ended September 30, 2021. Excluding the $0.4 million impact of purchase accounting, our total non-GAAP revenues for the nine months ended September 30, 2021 was $44.2 million compared to $35.6 million for the nine months ended September 30, 2020, representing a 24% increase. This increase was driven by an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers. The change in revenues for each operating segment is provided in the following table (in thousands, except percentages):

	Generally Accepted Accounting Principles (“GAAP”)				Non-GAAP

	Total	Total	Increase /	Increase /	Total	Total	Increase /	Increase /
	Revenues	Revenues	(Decrease)	(Decrease)	Revenues	Revenues	(Decrease)	(Decrease)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
Procurement	$7,791	$5,503	$2,288	42%	$7,791	$5,526	$2,265	41%
Payments	9,220	5,957	3,263	55%	9,551	6,352	3,199	50%
Grants Management	5,509	4,831	678	14%	5,509	4,851	658	14%
Permitting	2,058	1,907	151	8%	2,058	1,907	151	8%
Budget	19,255	16,829	2,426	14%	19,255	16,980	2,275	13%
Total	$43,833	$35,027	$8,806	25%	$44,164	$35,616	$8,548	24%

Total cost of revenues

Our total cost of revenues for the nine months ended September 30, 2021 increased primarily as a result of headcount additions to support our revenue growth and share-based compensation resulting from the grant of restricted stock units. The change in cost of revenues for each operating segment is due to the following (in thousands, except percentages):

`
	Total Cost	Total Cost
	of	of	Increase /	Increase /
	Revenues	Revenues	(Decrease)	(Decrease)
	2021	2020	in Dollars	in %
Procurement	$1,481	$1,120	$361	32%
Payments	5,738	4,419	1,319	30%
Grants Management	2,190	2,274	(84)	(4)%
Permitting	492	427	65	15%
Budget	5,971	5,301	670	13%
Total	$15,872	$13,541	$2,331	17%

Procurement

Procurement’s total cost of revenues increased by $0.4 million or 32% primarily due to a $0.3 million or 31% increase in salaries and benefits and a $0.1 million increase in amortization of internal-use software. The increase in salaries and benefits was primarily driven by a declining U.S. dollar and a 13% increase in average headcount from September 30, 2020 to September 30, 2021.

Payments

Payments’ total cost of revenues increased by $1.3 million or 30% primarily due to a $0.7 million increase in costs associated with our asset sales, a $0.5 million increase in bank fees and a $0.2 million increase in amortization of internal-use software, partially offset by a $0.1 million decrease in costs associated with kiosk operations.

Grants Management

Grants Management’s total cost of revenues decreased by $0.1 million or 4% primarily due to a $0.2 million decrease in royalties, offset by a $0.1 million increase in share-based compensation expense associated with the issuance of restricted stock units.

Permitting

Permitting’s total cost of revenues increased by $0.1 million primarily due to a $0.1 million or 15% increase in salaries and wages due to a 20% increase in headcount from September 30, 2020 to September 30, 2021.

Budget

Budget’s total cost of revenues increased by $0.7 million or 13% primarily due to a $0.7 million or 24% increase in salaries and wages and a $0.4 million increase in share-based compensation expense, partially offset by a $0.5 million decrease in royalties. The increase in salaries and wages is primarily due to a 23% increase in average headcount from September 30, 2020 to September 30, 2021.

Operating expenses (sales and marketing, general and administrative, and research and development)

Our operating expenses (including sales and marketing, general and administrative and research and development expenses) for the nine months ended September 30, 2021 have decreased due primarily to the restructuring plan implemented in March 2020. The change in operating expenses for each operating segment is due to the following (in thousands, except percentages):

	Operating	Operating	Increase /	Increase /
	Expenses	Expenses	(Decrease)	(Decrease)
	2021	2020	in Dollars	in %
Procurement	$6,420	$6,259	$161	3%
Payments	9,429	11,526	(2,097)	(18)%
Grants Management	5,435	4,816	619	13%
Permitting	1,959	2,300	(341)	(15)%
Budget	8,799	7,974	825	10%
Corporate	5,935	5,511	424	8%
Total	$37,977	$38,386	$(409)	(1)%

Procurement

Procurement’s total operating expense increased by $0.2 million or 3% primarily due to a $0.4 million or 33% increase in research and development expenses and a $0.2 million or 16% increase in general and administrative expenses, partially offset by a $0.4 million or 12% decrease in sales and marketing expenses.  The $0.4 million increase in research and development expenses was primarily driven by a $0.3 million decrease in internal-use software capitalization and a $0.1 million increase in share-based compensation resulting from the issuance of restricted stock units.  The $0.2 million increase in general and administrative expenses is due to a $0.1 million or 9% increase in salaries and wages and a $0.1 million increase in share-based compensation expense.  The increase in salaries and wages was driven by a 9% increase in average headcount from September 30, 2020 to September 30, 2021.  The $0.4 million decrease in sales and marketing expenses was due primarily to a $0.2 million or 8% decrease in salaries and wages and a $0.2 million decrease in share-based compensation expense.  The $0.2 million decrease in salaries and wages is due primarily to a 9% decrease in average headcount from September 30, 2020 to September 30, 2021.

Payments

Payments’ total operating expense decreased by $2.1 million or 18% primarily due to a $1.0 million or 23% decrease in research and development expenses, a $0.8 million or 29% decrease in sales and marketing expenses and $0.3 million or 7% decrease in general and administrative expenses.  The $1.0 million decrease in research and development expenses is primarily due to a $0.8 million or 21% decrease in salaries and wages and a $0.2 million decrease in share-based compensation expense.  The decrease in salaries and wages was driven primarily by a 15% decrease in average headcount from September 30, 2020 to September 30, 2021.  The $0.8 million decrease in sales and marketing expenses is due to a $0.8 million decrease in share-based compensation expense.  The $0.3 million decrease in general and administrative expenses is primarily due to a $0.4 million decrease in share-based compensation expense.

Grants Management

Grants Management’s total operating expense increased by $0.6 million or 13% primarily due to a $0.7 million or 43% increase in sales and marketing costs and a $0.1 million or 9% increase in research and development expenses, partially offset by a $0.2 million or 11% decrease in general and administrative expense. The $0.7 million in increase in sales and marketing is mainly due to a $0.3 million increase in third-party commissions expense, a $0.3 million or 23% increase in salaries and a $0.2 million increase in commissions. The increase in research and development expenses is due primarily due to a $0.1 million or 6% increase in salaries and wages driven by a 3% increase in average headcount from September 30, 2020 to September 30, 2021. The $0.2 million decrease in general and administrative expenses is primarily due to a $0.2 million decrease in rent expense.

Permitting

Permitting’s total operating expenses decreased by $0.3 million or 15% primarily due a $0.2 million or 24% decrease in sales and marketing expenses and a $0.1 million or 34% decrease in general and administrative expenses. The $0.2 million decrease in sales and marketing is primarily due to a $0.2 million or 32% decrease in salaries and benefits driven by a 22% decrease in average headcount from September 30, 2020 to September 30, 2021.   The $0.1 million decrease in general and administrative costs is primarily due to a $0.1 million decrease in salaries and wages.

Budget

Budget’s total operating expenses increased by $0.8 million or 10% primarily due to a $0.5 million or 10% increase in general and administrative expenses, and a $0.3 million or 20% increase in research and development expenses. These increases are primarily due to an increase in share-based compensation expense resulting from the issuance of restricted stock units.

Corporate

Corporate expenses are primarily comprised of outside services including legal, accounting and consulting fees, payroll and related expenses, corporate insurance, and share-based compensation.  Corporate expenses increased by $0.4 million or 8% due primarily due to a $0.2 million increase in insurance expense and a $0.2 million or 22% increase in salaries and wages.

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

Other income (expense)

Interest income (expense)

Interest income (expense) is primarily comprised of the investments held by GTY Corporate, offset by interest under the November 2020 Credit Facility.

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

Below is a reconciliation of non-GAAP revenues, non-GAAP gross profit and non-GAAP gross margin and non-GAAP loss from operations to their most directly comparable GAAP financial measures (in thousands, except percentages):

	Three Months Ended
	September 30,	June 30	September 30,
	2021	2021	2020
Revenues	$16,257	$14,317	$12,587
Purchase accounting adjustment to revenue	105	104	128
Non-GAAP Revenues	$16,362	$14,421	$12,715

Gross Profit	$10,343	$9,101	$7,967
Purchase accounting adjustment to revenue	105	104	128
Share-based compensation	447	363	225
Non-GAAP Gross Profit	$10,895	$9,568	$8,320

Gross Margin	64%	64%	63%
Non-GAAP Gross Margin	67%	66%	65%

Loss from operations	$(8,469)	$(7,921)	$(7,272)
Purchase accounting adjustment to revenue	105	104	128
Amortization of intangibles	3,668	3,644	3,683
Share-based compensation	3,336	1,868	2,024
Restructuring charges	—	—	2
Change in fair value of contingent consideration	1,235	1,250	—
Non-GAAP Loss from operations	$(125)	$(1,055)	$(1,435)

	Nine Months Ended September 30,
	2021	2020
Revenues	43,833	35,027
Purchase accounting adjustment to revenue	331	589
Non-GAAP Revenues	$44,164	$35,616

Gross Profit	27,961	21,486
Purchase accounting adjustment to revenue	331	589
Share-based compensation	1,102	575
Non-GAAP Gross Profit	$29,394	$22,650

Gross Margin	64%	61%
Non-GAAP Gross Margin	67%	64%

Loss from operations	$(24,526)	$(31,593)
Purchase accounting adjustment to revenue	331	589
Amortization of intangibles	10,911	10,998
Share-based compensation	7,027	6,338
Restructuring charges	—	3,666
Change in fair value of contingent consideration	3,599	29
Non-GAAP Loss from Operations	$(2,658)	$(9,973)

Below is a reconciliation of non-GAAP revenues to revenues by operating segment:

	Three Months Ended September 30,
			Grants			Total
	Procurement	Payments	Management	Permitting	Budget	Revenues
Revenues 2021	$2,690	$4,172	$1,925	$720	$6,750	$16,257
Purchase accounting adjustment to revenues	—	105	—	—	—	105
Non-GAAP Revenues 2021	$2,690	$4,277	$1,925	$720	$6,750	$16,362

Revenues 2020	$2,100	$1,903	$1,878	$669	$6,037	$12,587
Purchase accounting adjustment to revenues	—	128	—	—	—	128
Non-GAAP Revenues 2020	$2,100	$2,031	$1,878	$669	$6,037	$12,715

% change	28%	111%	3%	8%	12%	29%

	Nine Months Ended September 30,
			Grants			Total
	Procurement	Payments	Management	Permitting	Budget	Revenues
Revenues 2021	$7,791	$9,220	$5,509	$2,058	$19,255	$43,833
Purchase accounting adjustment to revenues	—	331	—	—	—	331
Non-GAAP Revenues 2021	$7,791	$9,551	$5,509	$2,058	$19,255	$44,164

Revenues 2020	$5,503	$5,957	$4,831	$1,907	$16,829	$35,027
Purchase accounting adjustment to revenues	23	395	20	—	151	589
Non-GAAP Revenues 2020	$5,526	$6,352	$4,851	$1,907	$16,980	$35,616

% change	41%	50%	14%	8%	13%	24%

Liquidity and Capital Resources

As of September 30, 2021, we had a cash balance of approximately $15.3 million. From the date of the Acquisition through  September 30, 2021, our liquidity needs have been satisfied through proceeds from the January–February 2020 private investment in public equity, or PIPE, transactions, proceeds from our initial public offering that were released in February 2019 from the trust account established in connection with such offering for the benefit of our shareholders, proceeds from our June 2019 registered direct offering, proceeds from our February 2020 and November 2020 credit facilities, proceeds from issuances of stock under our at-the-market offering program, and loan proceeds in April–May 2020 from the Paycheck Protection Program.

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

As a result of the pandemic, we saw certain new and existing customers since March 2020 halt, defer or decrease investment in infrastructure; other customers postpone the implementation of projects, thus causing delays in services revenue; and an impact on new business pipeline and large deals. Although conditions have improved, we expect that certain of our current and potential customers will continue to take actions to reduce operating expenses and moderate cash flows during the remainder of 2021, including by delaying sales and requesting extended billing and payment terms.

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

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2020
Net cash used in operating activities	$(4,623)	$(13,530)
Net cash used in investing activities	$(203)	$(2,850)
Net cash provided by (used in) financing activities	$(2,601)	$14,136

Net Cash Used In Operating Activities

Our net loss and cash flows from operating activities are significantly influenced by the Acquisition and our investments in headcount and infrastructure to support anticipated growth.

For the nine months ended September 30, 2021, net cash used in operations was $4.6 million resulting from our net loss of $33.0 million and changes in operating assets and liabilities of $2.2 million, offset by net non-cash expenses of $30.6 million. The $30.6 million of non-cash expenses was comprised of $10.9 million of amortization of intangible assets acquired as a result of the Acquisition, $7.0 million from share-based compensation resulting from our issuance of stock options and restricted stock units, a $5.3 million loss associated with the redemption of common stock, a $4.0 million change in fair value of warrant liability, and a $3.6 million change in contingent consideration, offset by a $3.2 million gain on extinguishment of debt. The changes in operating assets and liabilities of $2.2 million was comprised primarily of a $1.6 million increase in prepaid expenses and other assets, a $1.5 million decrease in accounts payable and accrued liabilities, a $1.1 million increase in accounts receivable, and a $0.9 million decrease in operating lease liabilities, offset by a $2.9 million increase in deferred revenue.

For the nine months ended September 30, 2020, net cash used in operations was $13.5 million resulting from our net loss of $28.5 million and changes in operating assets and liabilities of $0.7 million, offset by net non-cash expenses of $15.6 million. The $15.6 million of non-cash expenses was comprised of $11.0 million of amortization of intangible assets acquired as a result of the Acquisition, $6.3 million from share-based compensation resulting from our issuance of stock options and restricted stock units and a $1.4 million loss on issuance of shares, offset by $3.1 million change in fair value of warrant liability and $2.1 million of deferred tax benefits related to the tax and book basis difference on the amortization of intangible assets. The changes in operating assets and liabilities of $0.7 million was comprised primarily of a $1.4 million increase in accounts receivable, a $1.2 million decrease in accounts payable and a $1.6 million increase in prepaid expenses, offset by a $4.7 million increase in contract and other long-term liabilities.

Net Cash Used In Investing Activities

Our primary investing activities have consisted of capital expenditures.

For the nine months ended September 30, 2021, cash used in investing activities was $0.2 million resulting from capital expenditures.

For the nine months ended September 30, 2020, cash used in investing activities was $2.9 million resulting largely from $2.5 million of capital expenditures associated with lease improvements and furniture purchases at Questica’s new facility.

Net Cash Provided By (Used in) Financing Activities

For the nine months ended September 30, 2021, cash used in financing activities was $2.6 million primarily due to $8.0 million in redemptions of common shares, $0.8 million in contingent consideration payments, and $0.5 million in repayments of finance lease liabilities, offset by $6.8 million in proceeds from the issuance of common stock.

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

Contractual Obligations and Commitments

As of September 30, 2021, there were no significant changes to our contractual obligations from those presented as of December 31, 2020 in our Annual Report on Form 10-K filed with the SEC on February 19, 2021.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

During the three and nine months ended September 30, 2021, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K filed with the SEC on February 19, 2021 for the year ended December 31, 2020.

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

With respect to the three and nine months ended September 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective excluding the accounting for warrants as described in Note 2.

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

During the nine months ended September 30, 2021 and in response to the SEC Statement on April 12, 2021, the Company has identified a material weakness associated with its accounting for warrants.  The Company inappropriately relied upon the broad consensus among special purpose acquisition companies that these warrants were subject to equity treatment under a fixed accounting model.  However, consistent with the SEC Statement, the Company revised its historical financial statements to account for the private warrants as liabilities.  The Company is in the process of implementing new policies to remediate the material weakness, mainly the adoption of new policies and procedures associated with the accounting of non-routine and complex transactions.

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

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

On March 19, 2021, the Company received a request from the Securities and Exchange Commission (the “SEC”) for documents relating to the Company’s business combination consummated on February 19, 2019 and related transactions, including those described in a Form 8-K filed by the Company on February 14, 2019.  The Company has cooperated in the SEC’s investigation and intends to cooperate with any additional requests it receives from the SEC.

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
3.1

Amended and Restated Bylaws of the Company (f/k/a GTY Govtech, Inc.) dated July 26, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2021).

4.1

Assignment and Acknowledgement among the Company, Continental Stock Transfer & Trust Company and  Broadridge Corporate Issuer Solutions, Inc. dated as of September 20, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2021).

4.2

Amendment to Warrant Agreement between the Company and Broadridge Corporate Issuer Solutions, Inc. dated as of September 20, 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2021).

10.1*	Amended and Restated Employment Agreement dated July 1, 2021 between the Company and TJ Parass.(1)

31.1*

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

* Filed herewith.

**Furnished herewith.

(1) By mutual consent, the parties corrected a typographical error in this agreement. A corrected and complete copy of it is included as Exhibit 10.1 to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of November, 2021.

GTY TECHNOLOGY HOLDINGS INC.

/s/ TJ Parass
Name:	TJ Parass
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ John Curran
Name:	John Curran
Title:	Chief Financial Officer
(Principal Financial Officer)