Form 10-K
period 2021-12-31
GTY Technology Holdings Inc.
filed 2022-02-18
CIK 1682325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-37931

GTY Technology Holdings Inc.

(Exact name of Registrant as specified in its Charter)

Massachusetts	83-2860149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Boylston Street, 16th Floor Boston, Massachusetts	02199
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (877) 465-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GTYH	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $272 million based upon the closing sale price of our common stock of $7.11 on that date. As of February 18, 2022, there were 59,405,228 shares of common stock, $0.0001 par value, issued and 57,783,815 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

You should not place undue reliance on these forward-looking statements in deciding whether to invest in our securities. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	public health crises, epidemics, and pandemics such as the COVID-19 pandemic;
●	the extent of the impact of the COVID-19 pandemic, including the duration, spread, and severity of the outbreak and variants, vaccination rates, treatments, testing and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions and challenges to them, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for the Company’s cloud-based suite of solutions and related products and services;
●	local, regional, national, and international economic conditions that have deteriorated as a result of the COVID-19 pandemic including the risks of inflation, the risks of a global recession or a recession in one or more of our key markets, and the impact they may have on us and our customers and our assessment of that impact;
●	our ability to attract, retain, and motivate key employees and, if they depart, to recruit, hire and motivate replacements with comparable or better knowledge, skills and abilities;
•	the risk that the ongoing integration of the businesses acquired in the business combination, or any subsequent acquisitions, may disrupt current plans and operations;
●	the ability to fully recognize the anticipated benefits of the business combination and to recognize the benefits of any subsequent acquisitions, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;
●	costs related to the business combination and any subsequent acquisitions;
●	changes in applicable laws or regulations and the adoption of new accounting standards, statements and interpretations;
●	legal proceedings and investigations that could harm our business, including those relating to former special purpose acquisition companies;

●	the risk that we are unable to generate sufficient cash flow from our business to make payments on our debt;
●	the ability to raise or borrow additional funds on acceptable terms;
●	the possibility that we may be adversely affected by other economic, business, or competitive factors; and
●other risks and uncertainties described in this Annual Report on Form 10-K under “Risk Factors.”

Our forward-looking statements speak only as of the time that they are made and do not necessarily reflect our outlook at any other point in time, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Unless the context indicates otherwise, the terms “GTY,” the “Company,” “we,” “us” and “our” refer to GTY Technology Holdings Inc., a Massachusetts corporation, formerly known as GTY Govtech, Inc.

Item 1. Business.

GTY Business Overview

GTY is a software-as-a-service (“SaaS”) company that offers a primarily cloud-based suite of solutions for the public sector in North America. GTY brings government technology companies together to achieve a new standard in citizen engagement and resource management.  GTY solutions provide public sector organizations with the ability to communicate, engage, interact, conduct business, and transact with their constituents in procurement, payments, grants management, budgeting, and permitting.

GTY operates through the following subsidiaries: Bonfire Interactive Ltd., a Canadian company (“Bonfire” or “Procurement”) provides strategic sourcing and procurement SaaS to enable confident and compliant spending decisions; CityBase, Inc. (“CityBase” or “Payments”) and its wholly owned subsidiary, The Department of Better Technology, Inc. (“Better Technology”) provide government payment solutions to connect constituents with utilities and government agencies; eCivis® Inc. (“eCivis” or “Grants Management”), offers a grants management system to maximize grant revenues and track performance; Open Counter Enterprises Inc. (“OpenCounter” or “Permitting”) provides government permitting SaaS to guide applicants through complex permitting and licensing procedures; Questica® Software Inc. and Questica USCDN Inc., Canadian companies, and Questica Ltd., a U.S. subsidiary (collectively, “Questica”) offer budget preparation and management SaaS and software to deliver on financial and non-financial strategic objectives; Sherpa Government Solutions LLC (“Sherpa” and, together with Questica, “Budget”) provides public-sector budgeting SaaS, software and consulting services.

To help attract, develop and retain personnel, we focus on a variety of factors. We design recruitment practices to attract and hire the best people in support of our business and our customers. Market-based compensation and benefits, adjusted to account for the specific states, provinces and countries in which we operate in North America and the locations of employees, facilitate retention of the right people. Training is structured to provide our people with the skills they need to succeed in a modern technology company and in serving our public sector customers. Internal development opportunities, both in our business units and at the holding company, facilitate career development and motivation of, and satisfaction from, individual contributors, management and executives.

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

On February 19, 2019, we consummated the business combination pursuant to which we acquired Bonfire, CityBase, eCivis, OpenCounter, Questica, and Sherpa (the “Acquisition”). Until the Acquisition, GTY Technology Holdings Inc., a blank check company incorporated in the Cayman Islands (“GTY Cayman”) did not engage in any operations nor generate any revenues. 11,073,040 Class A ordinary shares were redeemed at a per share price of approximately $10.29 in connection with the shareholder vote to approve the business combination. In connection with the closing of the business combination, GTY Govtech, Inc. a Massachusetts corporation, became the parent company of and successor issuer by operation of Rule 12g-3(a) promulgated under the Exchange Act to our predecessor entity, GTY Cayman, and changed its name from GTY Govtech, Inc. to GTY Technology Holdings Inc.

Upon the closing of the business combination, all outstanding Class A ordinary shares were exchanged on a one-for-one basis for shares of common stock, and our outstanding warrants became exercisable for shares of common stock on the same terms as were contained in such warrants prior to the business combination.

Bonfire Business Overview

Bonfire, a corporation originally incorporated under the laws of the Province of Ontario, Canada and now a British Columbia corporation, was founded in 2012 and is a major provider of software technologies for the procurement and vendor or supplier sourcing industry across government, the broader public sector, and various highly-regulated commercial vertical markets.  Bonfire offers customers and their sourcing professionals a modern SaaS application that helps find, engage, evaluate, negotiate with, and award contracts to suppliers. Bonfire delivers effective workflow automation, data collection and analysis, and collaboration to drive cost savings, compliance, and strategic outcomes.

Industry Background

The North American public sector represents a significant market for procurement technology. Procurement processes across various levels of government and public sector agencies account for an estimated 9% of gross domestic product for both the United States and Canada, which equals approximately $2.1 trillion per year for the United States and Canada combined. However, most of these spending decisions are made via manual paper processes, off-the-shelf spreadsheet technologies, and legacy internet-based sourcing portals.

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

Each public body faces a similar challenge: how to procure the best good or service, for the best cost, within often rigid compliance and policy directives from elected bodies or other regulation.  This compliance- and policy-driven environment makes public sector procurement a significantly more complex and sensitive process than in the private sector. Public sector procurement teams are typically stewards of tax-payer resources and are subjected to high sourcing scrutiny and ethics requirements. Such entities must balance competing interests like cost-savings, compliance, and quality to achieve uniquely positive outcomes.

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

Strategy

Bonfire’s objective is to grow its revenue and earnings organically, supplemented by focused strategic acquisitions.  The key components of its business strategy are to:

●	Provide high quality, value-added products to its customers. Central to Bonfire’s success so far has been customer satisfaction and trust. Bonfire expects that it will continue to invest heavily in customer success.
●	Continue to expand its product offerings. Bonfire intends to continue to build innovative new products for its customers. These include products that leverage the data stored in customers’ networks to help customers achieve better sourcing outcomes through predictive analytics, machine learning, blockchain, intra-agency collaboration, and other next-generation technologies.
●	Expand its customer base. Continued customer growth is key for Bonfire’s strategy. Bonfire plans to continue building out its direct customer acquisition strategy while adding strategic channel relationships.
●	Attract and retain highly qualified employees. Bonfire’s business is dependent on attracting and retaining excellent managers and employees for product development, go-to-market, administrative, and support activities. Bonfire believes that its mission, scale of the opportunity, and unique culture will allow it to continue recruiting excellent staff.

●	Pursue selected strategic acquisitions. Where appropriate, Bonfire may make strategic acquisitions of legacy portal providers as a way of accelerating the adoption of Bonfire. This would allow Bonfire to grow revenues more rapidly than with a purely organic strategy, and to grow its supplier network and corresponding data.

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

Employees

As of December 31, 2021, Bonfire had 103 full-time employees. Bonfire’s employees are not covered by any collective bargaining agreement and Bonfire has never experienced a work stoppage. Bonfire believes that its relations with its employees are good.

Properties

Bonfire leases and occupies approximately 21,000 square feet of office space in Ontario, Canada. Such lease expires on June 30, 2022.

Government Regulation

Upon reasonable investigation, we are not aware of any current government regulations that negatively impact in a material way Bonfire’s business or ability to compete in its markets.

CityBase Business Overview

CityBase provides dynamic content, digital services, and integrated payments via a SaaS platform that includes functionality accessible via web and mobile, kiosk, point-of-sale, and other channels. CityBase SaaS integrates its platform to underlying systems of record, billing, and other source systems, and configures payments and digital services to meet the requirements of its customers. Its customers include government agencies and utility companies. CityBase, LLC was formed in Delaware on June 9, 2014. On June 21, 2016, CityBase, LLC was converted into a Delaware corporation, CityBase, Inc. To complement and expand CityBase’s technology and customer base, on August 17, 2017, CityBase acquired 100% of the equity interests of Better Technology, a Delaware corporation, in exchange for shares of CityBase common stock.

Industry Background

The government technology industry continues to be composed of many legacy technology vendors (which typically use significant customization for implementation), consulting firms, in-house development, and manual processes that have never been digitized. CityBase anticipates that government will further follow the digital transformation of the private sector as constituents will expect such digitalization, in particular given the impact of the COVID-19 pandemic, and ultimately such digitalization is expected to yield cost reductions and improved service to constituents. CityBase also expects a continued momentum amongst government staff and leaders to modernize government services. This future is not defined, but facilitated by, technology and will improve the way that people experience government.

Product and Service Offerings

CityBase provides an enterprise SaaS platform and associated payment kiosks that facilitate government and utility interactions with customers. The key elements of its products and services are digital services and payments.

Digital Services

CityBase’s digital services make it easier for constituents to register, apply, search, and pay for government and utility services — and easier for staff to administer these services. “Digital services” includes solutions that address the common interactions that people have with the government or their utility provider, which often remain paper based. CityBase digital services include configurable digital forms and case management tools that replace manual processes or improve existing online processes for government and utility customers. CityBase’s digital service tools help government and utility staff process constituent requests faster and more effectively.

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

Customers

CityBase’s customers include local and county governments and investor or municipal utility companies. Four of CityBase’s customers accounted for approximately 70% and 75% of CityBase’s total revenues for the years ended December 31, 2021 and 2020, respectively.

Competition

The market for enterprise payment, data analytics, and communication platforms for local governments and utilities is competitive and evolving. CityBase faces competition from several types of internal approaches and independent providers:

●	Custom software or SaaS solutions developed by outside consultants or through internal efforts to provide partial- or full-suite offerings;
●	Software or SaaS vendors that have developed agency- or utility-specific systems for individual business cases, such as property tax payments, utility payments, or freedom of information requests;
●	Other SaaS solution providers; and
●	Payment processing solution vendors serving government and utilities.

Competitive factors in CityBase’s market may include the following:

●	Service
●	Price
●	Speed to implement
●	Citizen-centric design
●	Configurability and flexibility
●	Back-office function for payment and banking reconciliation

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

Privacy and Data Security

In addition, as a facilitator of credit card payments, CityBase is subject to privacy and data protection laws and payment card industry best practices. CityBase is a Payment Card Industry Level-1 compliant service provider hosted in an Amazon Web Services cloud environment. CityBase takes a number of important measures to promote data privacy and data security, including adhering to the standards and requirements, as defined by the Payment Card Industry Data Security Standard, using tokenization, employing 24/7 fraud and tamper detection, real-time alerting, end-to-end encryption technology, and regularly scheduled internal and external penetration testing.

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

Employees

As of December 31, 2021, CityBase had 80 full-time employees. CityBase also uses independent contractors to support certain technical and other functions, including implementation engineers, which assist on all phases of the web-based project lifecycle, from project definition through implementation.

CityBase employees are not covered by any collective bargaining agreement, and CityBase has never experienced a work stoppage. CityBase believes that its relations with its employees are good.

eCivis Business Overview

eCivis provides cloud-based grants management and cost allocation SaaS for state, local and tribal governments and other government entities. eCivis helps thousands of public agencies maximize their grant revenues, track financial and program performance, prepare cost allocation plans and budgets, and distribute federal and state grant aid to local communities. eCivis’s grants management solutions simplify grant pursuance, proposal development, budgeting, program implementation, performance, reporting, compliance and management of direct recipients and subrecipients in one single centralized enterprise system. eCivis was founded in Pasadena, California in 2000 with the help of local government leaders at the International City/County Management Association.

Industry Background

eCivis has identified a major inefficiency in the flow of government funding between state and federal government and businesses, individuals and various local government entities. The grant funding process is inefficient, with the majority of state, local, and tribal governments lacking essential human and technical resources to pursue and manage the grant process. Instead, staff members without formal training often attempt to fit grants management into their already heavy workload, without access to standardized forms, tools or processes, resulting in inefficient strategy and lost opportunities for funding. Data and information are rarely standardized and is entered into common back-office tools such as spreadsheets and outdated grant management systems without comprehensive tracking and integration functions. Furthermore, currently existing fund management systems may be unable to monitor the proper use of funds, leading to potential mismanagement and even risk of loss and misappropriation of funds. Competitive grants are time sensitive and require immediate attention whereas procurement and internal sources take time to be approved. eCivis provides products and services that can be deployed quickly and with little technical support to address the time sensitive nature of these grant funds.

eCivis’s Products and Services

The eCivis grants management solution consists of three core cloud-based products including eCivis Grants Network®, a full lifecycle grants management solution consisting of grants acquisition, grantee management, and grantor management SaaS, eCivis AllocateTM, a cost allocation solution, and FundMaxTM, a full-service solution designed to maximize federal and non-federal funds, including maximizing cost reimbursements using a suite of innovative digital tools and expert support. eCivis also offers implementation services including data integration, grants data migration, project management, and change management. Additionally, eCivis provides ongoing grants management training and cost allocation plan development and consulting.

eCivis Grants Network; Grants Acquisition SaaS

eCivis Grants Network; Grantee Acquisition SaaS provides customers with the ability to manage the entire planning and grant pursuance process by integrating each step from project creation to grant award, so that stakeholders can eliminate unnecessary steps and systems required to secure the right funding for their projects. Users can determine grant award eligibility and financial requirements, create and track projects requiring funding, track goals and objectives for funding, and assign various metrics to review and track organizational performance. The platform provides customers with the ability to search for federal, state and foundation grants, all identified, analyzed and summarized by eCivis’s full-time professional research staff. Such grants can be searched with an easy-to-use advanced multi-factor search engine and reviewed via organized standard tabs to effectively identify the most relevant grants. Users can review application files and e-mail grants to internal and external recipients, as well as save or assign grants to internal projects. Built-in compliance tools help determine and confirm whether internal proposals and costs align with applicable federal and non-federal guidelines.

eCivis Grants Network; Grantee Management SaaS

eCivis Grants Network Grantee Management SaaS Solution allows users to manage the entire grant process, from sourcing grant application to closeout as a grantee. Some of the key features of the Grants Management SaaS solution include the ability to organize projects and grants by organizational departments, review an enterprise-wide view of all grant activities, and access advanced workflows and robust management reporting systems. Users can build and save template reports for internal and external reporting, setup required tasks at various post-award stages, integrate project tasks with e-mail calendars, manage the communication and approval of budget amendments, and access a myriad of other features and functions. Users are also able to organize and connect financial data to and from enterprise resource planning (“ERP”) and general ledger against grant budgets using data integration functions — over thirty data integrations with government ERP and general ledger are provided to serve this function. Additionally, eCivis also maps compliance requirements into standard available actions across the entire grant lifecycle, and provides a library of resource that can be accessed at any time to understand 2 CFR 200 guidelines.

eCivis Grants Network; Grantor Management SaaS

eCivis Grants Network; Grantor Management SaaS provides grantors and its applicants and grantees with the opportunity to interact with each other in a modern and scalable platform. Grant portals historically, and to some extent continuing today, have not been built to make the experience great for the grantor and the grantee. A grantor solution will track performance history, organize reimbursement requests, streamline communication, manage reporting requirements to support payments to deliver transparency of all grantee activities across all of your departments and agencies. Some of the key features of this platform include the ability to create and track grant solicitation, score and record decisions on applicants, check eligibility data, track application history, track and share performance metrics for grant goals and objectives, allocate and track multiple funding sources, track pre-award grant activity by department, project, Category of Federal Domestic Assistance, and other categories.

eCivis Allocate; Cost Allocation SaaS

eCivis Allocate tracks and compares expenditures and allocation basis by fiscal years, and provides a concise methodology for budgeting and program delivery planning. The platform allows users to maximize efficiency by minimizing time spent entering and reviewing data and producing cost and plans reports, maximize grant and program funding through cost recovery and allocation, provide a clear and concise methodology to assist in developing budgets and planning program delivery, and determine full, defensible, indirect costs to include in indirect cost rate proposals, hourly rates, user fees, and claims for reimbursement under California Senate Bill 90.

eCivis FundMax; Cost Allocation SaaS

eCivis FundMax is a full-service solution designed to maximize federal and non-federal funds, including maximizing cost reimbursements using a suite of innovative digital tools and expert support. The reimbursements from FundMax can generate the required funding to properly implement and utilize eCivis solutions.

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

Revenues, Sales and Marketing

eCivis derives its revenues primarily from subscription services and professional services. No single contract or customer represents a disproportionate percentage of revenue. eCivis’s subscription services revenue primarily consists of fees that provide customers access to either its grant management or cost allocation cloud applications. Such subscriptions are typically one to three years in length, and are priced based on a number of factors, including the number of users having access to the products and the number of products purchased by the customer. eCivis’s professional services revenues primarily consist of fees for data integration with the customer’s systems and the eCivis grant management application, migration of grants, training, and various grant consulting services.

eCivis focuses its sales and marketing efforts towards local, state and tribal governments and sells its solution to this market primarily through its direct sales force. The length of its sales cycle depends on the size of the potential customer and contract, as well as the type of solution or product being purchased. The sales cycle of its state government customer is generally longer than that of its local government customers. As eCivis has continued to focus on increasing its average contract size and selling more advanced products and, as a result, its sales cycle has lengthened and become less predictable, which could cause variability in results for a particular period. Additionally, the nature, complexity and extent of its implementations also have increased, which has increased and may further increase eCivis’s professional services revenues as a percentage of its overall revenues.

Research and Development

eCivis invests substantial resources in research and development to improve its platform and develop new products and features. eCivis’ research and development organization is primarily responsible for the design, development, testing, and delivery of its products and platform.

Employees

As of December 31, 2021, eCivis had 68 full-time employees. eCivis also employs independent contractors to support grant services, web development, research publishing and editing, fit-gap analysis, change management, implementation services and marketing. eCivis’s employees are not covered by any collective bargaining agreement and eCivis has never experienced a work stoppage. eCivis believes that its relations with its employees are good.

Intellectual Property

eCivis does not own any patents. eCivis owns the registered trademarks: “ECIVIS” and “GRANTS NETWORK” .

Government Regulation

Upon reasonable investigation, we are not aware of any current government regulations that negatively impact in a material way eCivis’s business or ability to compete in its markets.

OpenCounter Business Overview

OpenCounter builds SaaS to streamline municipal permitting and licensing. The company markets permit discovery portals, which help constituents to learn about permit requirements and costs, as well as permit and licensing intake forms, which allow constituents to apply and pay for permits online. By automating the permit discovery and permit application steps, these tools reduce the need for in-person meetings, and streamline the review and approval process for agency staff.

OpenCounter’s Products and Services

OpenCounter offers the following permit discovery portals and applications:

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
●ZoningCheck shows applicants where a particular project is permitted, conditionally permitted, or prohibited according to the local zoning code.  This helps applicants to understand where their project is allowed and reduces the risk of projects moving forward in areas that are not zoned for the use. ZoningCheck is often paired with the Business, Residential and Special Events Portals, although it is also offered as a stand-alone product.
●Online Applications allow applicants to apply and pay for permit and license applications online. Incoming applications are routed to agency staff for review and approval. Approved permits are issued electronically through the tool.

As part of the deployment of these products, OpenCounter also offers configuration services to set up and maintain the portals and applications on behalf of municipal customers.

Competition

There are a number of companies that offer permitting and licensing software or SaaS to municipal governments. These include Accela, Infor, and Tyler, among others. These companies built their software with an emphasis on the requirements of city staff users, with a lesser emphasis on the applicant experience.

By focusing on the applicant experience, OpenCounter found a unique niche in the market: enabling an intuitive, user-friendly experience of a complex regulatory process. While competitors allow applicants to submit permit and license applications online, their SaaS typically assumes that the applicant knows which permits and licenses are required, and the costs of those permits and licenses. In contrast, OpenCounter’s SaaS guides the applicant through the permit discovery process by calculating the impact of applicable zoning regulations on the choice of location and planned use, the permits required for the project, and the necessary permit fees. OpenCounter’s SaaS also alerts applicants about the professional licensure requirements for specific permits, such as whether a licensed contractor, electrician or plumber is needed on their project team. By automating these determinations, OpenCounter has addressed an in-person step referred to as a “pre-application meeting,” which is a time-consuming step for both applicants and city staff.

Because OpenCounter is offered as a SaaS solution, its annual pricing is significantly lower than the legacy systems, which have traditionally been on-premise software under perpetual license agreements.

Some of OpenCounter’s competition provide educational products that explain the permitting process in general terms. While helpful, these materials do not provide information tailored to specific project details. For example, a restaurant with outdoor seating, live entertainment, and alcohol service may require a different set of permits (with higher costs), than one without those options.  Many cities offer PDF documents with this kind of information. For example, San Francisco and Los Angeles offer detailed “Business Portals,” but they are still based on templates.

By focusing on permit discovery, OpenCounter has remained agnostic to the back-end systems used by cities. This means that we can launch OpenCounter products in cities using Accela, Infor, or Tyler, and other competitors, without coming into direct competition with offerings from those companies.

Research and Development

OpenCounter invests substantial resources in research and development to improve its platform and develop new products and features. OpenCounter’s research and development organization is primarily responsible for the design, development, testing, and delivery of its products and platform.

Employees

As of December 31, 2021, OpenCounter had 16 full-time employees. OpenCounter’s employees are not covered by any collective bargaining agreement and OpenCounter has never experienced a work stoppage.  OpenCounter believes that its relations with its employees are good.

Intellectual Property

OpenCounter is the registered owner of a trademark OC OpenCounter. The company does not hold any patents.

Government Regulation

Upon reasonable investigation, we are not aware of any current government regulations that negatively impact in a material way OpenCounter’s business or OpenCounter’s ability to compete in the markets it pursues.

Questica Business Overview

Questica offers budgeting, performance management, and transparency and data visualization SaaS solutions throughout North America. Questica was founded by TJ Parass in Ontario, Canada in 1998. Questica uses its 20 years of experience to provide public sector organizations with access to a complete budgeting, performance, transparency and citizen engagement toolkit to better enable data-driven budgeting and decision-making, while increasing data accuracy, saving time and improving stakeholder trust. Questica’s solutions are sold to 863 customers as of December 31, 2021, which include state and local governments and public sector organizations such as healthcare, education and not-for-profit organizations.

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

Budget Book powered by CaseWare

Questica’s Budget Book powered by CaseWare is a user-friendly and comprehensive document management and financial reporting tool that allows government agencies to create, collaborate, edit, approve and publish annual budget books. Budget Book integrates with Budget and leverages CaseWare's flexible, comprehensive, and automated Public Sector Accounting Board reporting software solution. The budget book standards for the Government Financial Officers Association’s annual Distinguished Budget Presentation Award were used to develop the standard budget book preparation model for Budget Book’s interface, permitting agencies to easily prepare professional and compliant budget books that are often very time and resource intensive to produce.

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

While there are a number of competitors seeking to provide such solutions, the primary competitors include Oracle’s Hyperion Planning, ClearGov, Public Sector Digest Software, MyBudgetFile, Allovue Balance, Adaptive Insights (Workday), Kaufman Hall, OpenGov and Centage’s Budget Maestro, which each competes to differing degrees across the spectrum of organizations, geographical locations and vertical markets in which Questica operates. Questica has emerged as a market leader or strong market participant for each type of solution that it provides among these primary competitors.

Questica has focused on establishing relationships with potential customers as early in the process as possible through cold calling, email campaigns, trade show attendance and sponsorships, web marketing, referrals and Questica-sponsored regional events. Questica leverages existing customer references and its broad knowledge and understanding of the public sector and the unique budgeting challenges these customers face to compete with its primary competitors. Questica additionally differentiates itself by solely focusing its product development on the public sector and does not sell or market its products into any other types of customers.

Questica has a sales organization that sells its products, sometimes working with companies that sell complimentary solutions and refer customers to Questica. In addition, Questica uses distributors that sell, implement and provide basic support services to customers and has a number of referral arrangements with companies that introduce Questica’s products to their customers and receive referral fees for Questica contracts.

Questica is not dependent on any one customer, and no customer represented more than 10% of total revenues during each of the years ended December 31, 2021 and 2020.

Research and Development

Questica invests substantial resources in research and development to improve its platform and develop new products and features. Questica’s research and development organization is primarily responsible for the design, development, testing, and delivery of its products and platform.

Employees

As of December 31, 2021, Questica had 113 full-time employees. Questica’s employees are not covered by any collective bargaining agreement and Questica has never experienced a work stoppage. Questica believes that its relations with its employees are good.

Intellectual Property

Questica does not hold any patents but has registered trademarks in the U.S. and Canada for “QUESTICA”, “OPENBOOK”, and “WHERE BRILLIANT BEGINS”.

Government Regulation

Upon reasonable investigation, we are not aware of any current government regulations that negatively impact in a material way Questica’s business or Questica’s ability to compete in the markets it pursues. However, there are regulations related to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Americans with Disabilities Act (“ADA”) that are relevant to Questica’s customers that could in the future necessitate changes to Questica’s products to be compliant, and if not addressed, could negatively impact Questica’s ability to compete for new business.

Sherpa Business Overview

Sherpa is a leading provider of public sector budgeting SaaS, perpetual license software and consulting services that help state and local governments create and manage budgets and performance. Customers purchase the right to use Sherpa’s SaaS or perpetual license software and engage Sherpa consulting services to configure the SaaS or software and train customers.  Following the implementation, customers continue to use the SaaS or software while paying maintenance or subscription fees.

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

Consulting

The members of Sherpa’s consulting team have a median of 22 years of targeted public sector budgeting experience and together have implemented over 150 public sector budgeting projects. This experience is invaluable to customers for several reasons. Customers can quickly explain their processes and Sherpa’s team will understand without multiple iterations, meaning customers dedicate a significantly lower amount of their time to engagements. When customers seek advice, Sherpa can refer them to dozens of relevant examples where other similar customers have faced similar challenges. Sherpa has many innovative customers whose collective thought leadership is channeled through Sherpa’s implementation team. Sherpa’s team has seen what has worked and what has not, so Sherpa can offer counsel on business processes redesign, including recommended timing relative to the SaaS or software project.

Support

Sherpa’s support model is designed to enable customers to use Sherpa’s SaaS or software for the long term, traversing changes in economic conditions, leadership, policy, and staff. As part of Sherpa’s basic maintenance model, customers can reach out to their consulting team at any time to get assistance, answers to questions or support with activities that are rarely done, such as annual rollovers. This results in customers getting answers to questions immediately, without the struggles of reporting issues through a chain of support staff who are not familiar with the customer processes and configuration.

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

Sales and Marketing

Sherpa’s primary method of securing sales to date is through responses to requests for proposals.  In addition, Sherpa’s target audience actively communicates with similar public sector organizations, which leads to word-of-mouth sales. To grow sales beyond responses to requests for proposals and word-of-mouth referrals, Sherpa employs the following sales and marketing strategies:

●	Limited conferences where decision-makers attend;
●	Collaboration with leading ERP vendors;
●	Pre-sales work to introduce customers to Sherpa’s offering; and
●	Selling via cooperative agreements.

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

Employees

As of December 31, 2021, Sherpa had 15 employees. Sherpa also employs independent contractors to support Sherpa’s hosting environments. Sherpa’s employees are not covered by any collective bargaining agreement and Sherpa has never experienced a work stoppage. Sherpa believes that its relations with its employees are good.

Government Regulation

Upon reasonable investigation, we are not aware of any current government regulations that negatively impact in a material way Sherpa’s business or ability to compete in its markets. However, there are regulations related to HIPAA and the ADA that are relevant to Sherpa’s customers that could in the future necessitate changes to Sherpa’s products to be compliant, and if not addressed, could negatively impact Sherpa’s ability to compete for new business.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. Our SEC filings are also available to the public on the internet at a website maintained by the SEC located at http://www.sec.gov.

Our website address is www.gtytechnology.com. Through our website, we make available, free of charge, the following documents as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Reports on Form 10-K; our proxy statements for our annual and special shareholder meetings; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D and 13G; and amendments to those documents.  The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

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

Risks Relating to Our Business and Industries

Our success depends on our ability to attract, retain and motivate key employees.

Our business is based on successfully attracting, retaining and motivating talented employees representing diverse backgrounds, experiences, and skill sets. The market for highly skilled workers and leaders in our industry is extremely competitive, including as a result of departures from the workforce and work-from-anywhere policies. Maintaining our reputation, as well as a diverse and inclusive work environment that enables all our employees to thrive, are important to our ability to recruit, retain and motivate employees. If we are not successful in our recruiting efforts, or if we cannot retain and motivate highly skilled workers and key leaders, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. How employment-related laws are interpreted and applied to our workforce practices may result in increased operating costs and less flexibility in how we meet our workforce needs.

The ongoing integration of the business, management and operations of Bonfire, CityBase, eCivis, OpenCounter, Questica and Sherpa, and the integration of any additional acquisitions, may prove difficult, disrupt our business and operations, divert management attention and adversely affect the business and financial results of our consolidated company.

We completed the business combination in February 2019, which we continue to believe will result in benefits and synergies, including our goal of establishing an efficiently integrated public sector SaaS company through our six operating subsidiaries. We may acquire additional companies or assets, or both. Together, we have believed and continue to believe our subsidiaries can offer solutions to North American state and local governments that may not otherwise be achievable by any one individual business on its own. However, our ability to realize these anticipated benefits depends on the final, successful integration of our businesses. The consolidated company may fail to realize the anticipated benefits of the business combination for a variety of reasons, including the following:

●	the inability to complete the integration of all businesses in a timely and cost-efficient manner or do so without adversely impacting revenue, operations and cash flows;
●	the failure of our management team to successfully manage the consolidated business and operations of a public company;
●	expected synergies or operating efficiencies failing to materialize in whole or part, or not occurring within expected time-frames;
●	the failure to successfully manage relationships with each company’s customers and their operating results and businesses generally (including the diversion of management time to react to new and unforeseen issues);
●	the failure or inability to timely and efficiently integrate and establish new sales forces without materially adversely impacting our relationships with customers;
●	the failure to accurately estimate the potential markets and market shares for the consolidated business’s products, the nature and extent of competitive responses to the business combination and any additional acquisitions and the ability of the consolidated business to achieve or exceed projected market growth rates;
●	the inability to attract key personnel or to retain or motivate key personnel with unique talents, expertise or background knowledge as a consequence of both voluntary and involuntary employment actions;
●	the failure to successfully advocate the benefits of our consolidated businesses for existing and potential customers or general uncertainty regarding the value proposition of the combined entity or its products;
●	difficulties forecasting financial results;
●	failures in our financial reporting, including those resulting from system implementations in the context of our ongoing integration efforts, our ability to report or forecast financial results of the consolidated business and our inability to successfully discover and assess and integrate into our reporting system, any of which may adversely impact our ability to make timely and accurate filings with the SEC and other domestic and foreign governmental agencies; and
●	the potential that we continue to not be fully aware of the risks and potential liabilities of any of Bonfire, CityBase, eCivis, OpenCounter, Questica, Sherpa or additional acquisitions.

Our ongoing integration may result in additional and unforeseen expenses or delays, distract management from other revenue or acquisition opportunities, and increase the consolidated business’s expenses and working capital requirements. If we are unable to successfully integrate all of our businesses and operations in a timely manner, the anticipated benefits of the business combination and any other acquisitions may not be fully realized, or at all, or may take longer to realize than anticipated. Should any of the foregoing or other currently unanticipated risks arise, our business and results of operations may be materially adversely impacted.

Our goodwill and other long-lived assets are subject to potential impairment that could negatively impact our earnings.

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. As of December 31, 2021, we had $355.3 million of goodwill and net intangible assets, comprising approximately 90% of our total assets. If actual results differ from the assumptions and estimates used in our goodwill and long-lived asset valuation calculations, we could incur impairment charges, which would negatively impact our earnings.

During the years ended December 31, 2021 and December 31, 2020, we recognized non-cash goodwill impairment charges of $15.8 million and $2.0 million, respectively, related to the Acquisition. The fair value of the goodwill related to the Acquisition continues to be sensitive to changes in projections for revenue growth and earnings. Numerous risks may cause that fair value to fall below its carrying amount or the value of long-lived assets to not be recoverable. These risks include, but are not limited to, significant negative variances between actual and expected financial results, lowered expectations of future financial results, failure to fully realize anticipated synergies from acquisitions, adverse changes in the business climate, and the loss of key personnel. If we are not able to achieve projected performance levels, future impairments could be possible, which could negatively impact our earnings.

Certain liabilities resulting from acquisitions are estimated and could lead to a material impact on earnings.

As a result of our acquisition activities, we recorded liabilities for future contingent earnout payments that are settled in cash or through the issuance of common stock. Most, but not all, of those payments have been made, and the fair value of these remaining liabilities is assessed on a quarterly basis. Changes in assumptions used to determine the amount of such liabilities or a change in the fair value of our common stock could lead to an adjustment that may have a material impact, favorable or unfavorable, on our results of operations. For additional information regarding our contingent earnout liabilities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” and Note 3 of our Financial Statements.

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

Risks Relating to SaaS, the Internet and Technology

Cyber attacks and security vulnerabilities can disrupt our business and harm our competitive position.

Threats to information technology security can take a variety of forms. Individuals and groups of hackers, and sophisticated organizations including state-sponsored organizations, may threaten our information technology or our customers’ information technology. These individuals, groups and organizations may develop and deploy malicious software to attack our products and services and gain access to our networks and data centers, or act in a coordinated manner to launch distributed denial of service or other coordinated attacks. Cyber threats are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our customers and companies with which we have business relationships. Breaches of our network or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to our customers and protect the privacy of our data, result in product development delays, compromise confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our business. Our business policies and internal security controls may not keep pace with these evolving threats.

Disclosure of personally identifiable information or other sensitive customer data could result in liability and harm our reputation.

We store and process large amounts of personally identifiable and other confidential information of our customers. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to data security. Despite our efforts to improve security controls, it is possible that our security controls over personal data, training of employees on data security, and other practices may not prevent the improper disclosure of customer data that we store and manage. Disclosure of personally identifiable information or other sensitive customer data could result in material liability and harm our reputation. Additionally, data privacy and security are evolving areas of the law and our business may become subject to new and expanding regulations. Application of these new and changing laws to our business may increase risks and compliance costs.

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

Many of our product and service offerings incorporate proprietary information, trade secrets, know-how, and other intellectual property rights. We rely on a combination of contracts, copyrights, and trade secret laws to establish and protect our proprietary rights in our technology. We cannot be certain that we have taken all appropriate steps to deter misappropriation of our intellectual property. There has also been significant litigation involving intellectual property rights. We are, and in the future may be, a party to litigation to protect our proprietary information, trade secrets, know-how, and other intellectual property rights. We cannot assure you that third parties will not assert infringement or misappropriation claims against one or more of the products or services with respect to current or future products or services. Any claims or litigation, with or without merit, could be time consuming, costly, and a diversion to management. Any such claims and litigation could also cause product delivery delays or service interruptions or require us to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Therefore, litigation to defend and enforce our intellectual property rights could have a material adverse effect on our business, regardless of the final outcome of such litigation.

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

Part of our future success continues to depend on the use of the internet to access public information and perform transactions electronically. This in part requires the further and continuing development and maintenance of the internet infrastructure. Among other things, this further and continuing development and maintenance will require a reliable network backbone with the necessary speed, data capacity, and security, and the timely development of complementary products for providing reliable internet access and services. If this infrastructure fails to be further developed or be adequately maintained, our business would be harmed because users may not be able to access our government portals.

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

Despite the various security measures that we have in place to protect payment and personal information from unauthorized disclosure and to comply with applicable laws and regulations, our information technology networks and systems and those of our third-party vendors and service providers cannot be made completely secure against security breaches or disruptions. Even the most well protected information, networks, systems, and facilities remain vulnerable to security breaches or disruptions because (i) the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected for an extended period and (ii) the security methodologies, protocols, systems, and procedures used for protection are implemented by humans at each level, and human errors may occur. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, or if such measures are implemented, and even if appropriate training is conducted in support of such measures, human errors may still occur. It is impossible for us to entirely mitigate this risk. A party, whether internal or external, able to circumvent our security measures, or those of our service providers, could misappropriate information, including but not limited to payment information and personal information, or cause interruptions or direct damage to companies with which we have relationships or that are users.

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

We derive substantially all of our revenues from sales of SaaS and related services to state, county, and city governments; utilities; tribal governments; and other public entities. We expect that sales to public sector customers will continue to account for substantially all of our revenues in the future. We face many risks and challenges associated with selling to and contracting with governmental entities, including:

●	long and complex sales cycles that vary significantly according to each government entity’s policies and procedures;
●	the potential need for governments to draft and adopt specific legislation before they can circulate a request for proposal or other solicitation to which we can respond or before they can otherwise award a contract or provide a new digital service;
●	varying bid procedures and internal processes for bid acceptance and bid protests;
●	contract payments at times being subject to achieving implementation milestones, and differences with customers as to whether milestones have been achieved;

●	political resistance to government agencies contracting with third parties to receive or distribute public information, which governments traditionally have offered without charge;
●	legislative changes that temporarily or permanently affect governments’ authority to contract with third parties or receive or distribute public information or that increase our costs or result in a temporary or permanent suspension of our services;
●	regulations that govern the fees governments collect for many of our services, limiting their control over the level of transaction-based fees governments are permitted to retain;
●	various other political factors, including changes in governmental administrations and personnel that, among other things, could impact existing requests for proposals and other procurements, rebids, renewals, or extensions;
●	challenges to contractual terms and conditions that are common in the private sector, including customary warranties, limitations on liability, and indemnification;
●	government budget deficits and appropriation approval processes and periods, any of which could cause governments to curtail spending on services, including time- and materials-based fees for application development, fixed fees for portal management, and material reductions in tax revenue; and
●	resource limitations caused by budgetary constraints or non-appropriation of funds that may result in a termination of, or reduction in revenue from, executed contracts due to a lack of future funding.

Each of these risks is outside our control. If we fail to adequately adapt to these risks and uncertainties, our financial performance could be adversely affected.

A prolonged economic slowdown could harm our operations.

A prolonged economic slowdown, recession, or inflation could reduce demand for our SaaS products and services. Local and state governments may face financial pressures caused by reduced tax revenue that could in turn affect our growth rate and profitability in the future, including as a result of the public health crises, epidemics, and pandemics such as the COVID-19 pandemic. Local and state spending levels may be affected by declining or stagnant general economic conditions, and if budget shortfalls occur, they may negatively impact local and state information technology spending and could adversely affect our business.

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

General Risk Factors

Legal proceedings and investigations could harm our business and result in substantial costs.

We may be involved in various claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of business. Additional legal claims or regulatory matters affecting us and our subsidiaries may arise in the future and could involve stockholder, consumer, regulatory, compliance, intellectual property, antitrust, tax, and other issues. Litigation and investigations inherently are unpredictable. Regardless of the merits, litigation or investigations may be costly, time-consuming and disruptive to our business. We could incur costs for responding, judgments or settlements that could adversely affect our operating results or cash flows in a particular period. In addition, our business, operating results, and financial condition could be adversely affected if any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions.

Fluctuations in quarterly revenue could adversely impact our operating results and stock price.

Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter for a variety of reasons, including:

●	Prospective customers’ contracting decisions are often made in the last few weeks of a quarter;
●	The size of SaaS transactions can vary significantly;
●	Customers may unexpectedly postpone or cancel procurement processes due to changes in strategic priorities, project objectives, budget, or personnel;
●	Customer purchasing processes vary significantly and a customer’s internal approval, expenditure authorization, and bid protest and contract negotiation processes can be difficult and time consuming to complete, even after selection of a vendor;
●	The number, timing, and significance of SaaS product enhancements and new SaaS product announcements by us and our competitors may affect purchase decisions;
●	We may have to defer revenues under our revenue recognition policies; and
●	Customers may elect subscription-based arrangements, which result in lower revenues in the initial year as compared to traditional, on-premise software license arrangements, but generate higher overall subscription-based revenues over the term of the contract.

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

Our stock price may be volatile.

The market price of our common stock may be volatile. Examples of factors that may significantly impact our stock price include:

●	actual or anticipated fluctuations in our operating results;
●	announcements of technological innovations, new products, or new contracts by us or our competitors;
●	developments with respect to patents, copyrights, or other proprietary rights;
●	conditions and trends in the SaaS and other technology industries;
●	adoption of new accounting standards, statements or interpretations affecting the SaaS industry, public companies and former special purpose acquisition companies;
●	changes in financial estimates by securities analysts; and
●	general market conditions and other factors.

In addition, the stock market historically has experienced significant price and volume fluctuations that have particularly affected the market prices of technology company stocks and may in the future adversely affect the market price of our stock.

Sometimes, securities class action litigation is filed following periods of volatility in the market price of a particular company’s securities, and regulatory investigations impacting us may occur over which we have limited or no control. We cannot assure you that similar litigation or investigations will not occur in the future with respect to us. Such litigation or investigations could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our financial performance.

Future sales of shares by existing or future stockholders could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of many shares of common stock intend to sell shares, could reduce the market price of our common stock. A significant number of our shares became free of resale restrictions on February 19, 2020, which was one year from the business combination. Additionally, a significant number of restricted stock units that may be settled in shares of common stock have been granted and will vest from time to time. The presence of additional unrestricted and vested shares of common stock may have an adverse effect on the market price of our securities.

Exercise of warrants for common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2021, we had warrants to purchase 27,093,334 shares of common stock outstanding. Each whole warrant is exercisable to purchase one share of common stock at $11.50 per share. While our stock price currently is substantially under the exercise price of the warrants – they are, in other words, underwater – to the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then-existing holders of common stock and increase the number of shares eligible for resale in the public market. Moreover, this warrant overhang may limit future increases in the price of our common stock if the trading price nears the exercise price of the warrants.  Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

Each operating subsidiary’s management and our independent registered public accounting firm have previously identified internal control deficiencies, which such management and independent registered public accounting firm believed constituted material weaknesses. If we fail to establish and maintain effective internal control over financial reporting in the future, our ability to timely and accurately report our financial results could be adversely affected.

Each of our operating subsidiaries was previously a private company not subject to SEC rules implementing Section 404 of the Sarbanes-Oxley Act and, therefore, was not required to make a formal assessment of the effectiveness of its internal control over financial reporting. We are required to comply with the SEC’s rules implementing parts of Sections 302 and 404 of the Sarbanes-Oxley Act (other than Section 302(c) and 404(b) until we cease to be an emerging growth company and a smaller reporting company), which require management to certify financial and other information in quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting.  We were an emerging growth company until December 31, 2021 and continue to be a smaller reporting company.

Although our operating subsidiaries had not made assessments of the effectiveness of their internal control over financial reporting and did not engage their independent registered public accounting firms to conduct audits of their internal control over financial reporting, in connection with the audits of the their financial statements included in this Annual Report on Form 10-K, each operating subsidiary’s management and independent registered public accounting firm previously identified one or more material weaknesses relating to such subsidiary’s internal control over financial reporting under standards established by the Public Company Accounting Oversight Board, or PCAOB. The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.

The material weaknesses previously identified by the operating subsidiaries and their independent registered public accounting firm included: (i) deficiencies in Bonfire’s period end financial statement close process, (ii) each of CityBase’s, eCivis’s, OpenCounter’s and Sherpa’s limited segregation of duties with regard to financial reporting activities such as payroll entry and processing due to the size of their respective accounting departments, (iii) deficiencies in Questica’s period end financial statement close process, and (iv) deficiencies in the accounting treatment and classification of the Company’s private warrants.

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

Our operations for certain of our products or services could be negatively impacted by the regional or global outbreak of illnesses, including the coronavirus disease known as COVID-19.  Any quarantines, labor shortages or other disruptions to our operations, or those of our customers, may adversely impact our sales and operating results.  The absence of funding for state and local governments, which constitute substantially all the Company’s customers, also may result in a reduction in revenue from, or cancellation of, the Company’s contracts. That, too, may adversely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of Canada, another country in which we operate, resulting in an economic downturn that could affect demand for our products and services.  We are unable to accurately predict the possible future effect on the Company of the continuing COVID-19 pandemic or if another coronavirus or other disease expands domestically or globally.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act.” As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements, and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We had revenues during the fiscal year ended December 31, 2021 of approximately $60.5 million. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following November 1, 2021, the fifth anniversary of the GTY Cayman initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, unless we continue to be a smaller reporting company, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report on Form 10-K. On March 19, 2021, the Company received a request (the “Request”) from the Securities and Exchange Commission (the “SEC”) for documents relating to the Company’s business combination consummated on February 19, 2019 and related transactions, including those described in a Form 8-K filed by the Company on February 14, 2019.  The Company cooperated in the SEC’s investigation, delivered its last response to the Request on August 6, 2021, and intends to cooperate with any additional requests it receives from the SEC.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on Nasdaq under the symbol “GTYH.”

Holders of Record

At February 18, 2022, there were 95 holders of record of our common stock and 3 holders of record of our warrants.  The number of record holders does not include beneficial holders who hold their shares in “street name,” meaning that the shares are held for their accounts by a broker or other nominee.  Accordingly, we believe the total number of beneficial holders is higher than the number of our shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2021, there were (i) 1,484,716 shares of common stock available for issuance pursuant to future awards under the GTY Technology Holdings Inc. Amended and Restated 2019 Omnibus Incentive Plan (the “Incentive Plan”), (ii) 240,421 shares of common stock issuable upon exercise of outstanding stock options outstanding pursuant to the Incentive Plan at a weighted average exercise price of $2.28 per share and (iii) 3,751,306 unvested restricted stock units outstanding pursuant to the Incentive Plan with a weighted average grant price of $5.73.

Securities Authorized for Issuance as a Result of Exchanges

As of December 31, 2021, there were (i) 1,743,299 of shares of common stock available for issuance in exchange for shares of 1176363 B.C. Ltd. (“Bonfire ExchangeCo”) and (ii) 3,842,952 of shares of common stock available for issuance in exchange for shares of 1176368 B.C. Ltd. (“Questica ExchangeCo”), as further described in Note 10 of our Financial Statements.

Recent Sales of Unregistered Securities

Except as previously disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K during 2021, we did not sell any securities that were not registered under the Securities Act during the period covered by this Annual Report on Form 10-K.

Item 6. [Reserved].

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

Overview

We are a public-sector company that offers a cloud-based suite of solutions primarily for North American state and local governments. Our six wholly owned subsidiaries are Bonfire, CityBase, eCivis, OpenCounter, Questica and Sherpa. Through our operating subsidiaries, we serve segments in the government technology sector, specifically procurement, payments, grants management, permitting, and budgeting.

We were formed on August 11, 2016, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “business combination”). Until the business combination, we did not engage in any operations nor generate any revenues. We recognized an opportunity to replace costly legacy on-premises software systems with scalable and efficient SaaS products. Our search led to the acquisition (the “Acquisition”) of Bonfire, CityBase, eCivis, OpenCounter, Questica, and Sherpa on February 19, 2019 (the “Closing Date”).

Our customers are primarily located in the United States and Canada, including counties, municipalities, special districts, law enforcement agencies, public-school districts and tribal governments. We plan to further increase our customer base by leveraging our comprehensive product portfolio with our existing customer base, investing in direct sales to new customers, and using relationships with complementary products and services.

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

Leveraging Relationships.

We plan to continue to strengthen and expand our relationships with technology vendors, professional services firms, and resellers. These relationships enable us to increase the speed of deployment and offer a wider range of integrated services to our customers. We intend to support these existing relationships, seek additional relationships and further expand our channel of resellers to help us increase our presence in existing markets and to expand into new markets. Our business and results of operations will continue to be significantly affected by whether we succeed in leveraging and expanding these relationships.

Market Adoption of Our Platforms.

A key focus of our sales and marketing efforts is creating market awareness about the benefits of our cloud-based SaaS platforms. The market for SaaS solutions remains less mature than the market for on-premises software applications, and potential customers may be slow or unwilling to migrate from their legacy solutions. Our business and operating results will be significantly affected by the degree to and speed with which organizations adopt our solutions.

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

Revenues from subscription, support and maintenance comprised approximately 76% and 74% of total revenues for the years ended December 31, 2021 and 2020, respectively.

Professional services

Our professional services contracts generate revenues on a time-and-materials, fixed fee or subscription basis. Revenues are recognized as the services are rendered for time-and-materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed-fee contracts. Revenues are recognized ratably over the contract term for subscription contracts. The milestone method for revenue recognition is used when there is substantive uncertainty at the date the contract is entered into regarding whether the milestone will be achieved. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 20% and 23% of total revenues for the years ended December 31, 2021 and 2020, respectively.

License

Revenues from distinct licensed software are recognized upfront when that software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licensed software comprised approximately 1% and 3% of total revenues for the years ended December 31, 2021 and 2020, respectively.

Asset sales

Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the customer and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. Revenues from asset sales comprised approximately 2% and less than 1% of total revenues for the years ended December 31, 2021 and 2020, respectively.

Cost of Revenues

Cost of revenues primarily consists of salaries and benefits of personnel relating to our hosting operations and support, implementation, and grants research. Cost of revenues includes data center costs such as depreciation of the Company’s data center assets, third-party licensing costs, and consulting fees.

Operating Expenses

Sales and marketing

Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including salaries, sales commissions and incentives and benefits, travel and related costs, outside consulting fees, marketing programs, including lead generation, and costs of advertising and trade shows. We defer sales commissions and amortize them ratably over the expected customer life. We expect sales and marketing expenses will further increase as we continue to expand our direct sales teams and increase sales through our strategic relationships and resellers.

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

Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Total revenues

Our total revenues for the year ended December 31, 2021 increased on a year-over-year basis. This increase was driven by an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers. Our revenues for the year ended December 31, 2021 were $60.5 million. Excluding the $0.4 million impact of purchase accounting, our total non-GAAP adjusted revenues for the year ended December 31, 2021 would have been $60.9 million compared to $48.8 million for the year ended December 31, 2020, representing a 25% increase. Revenues for each operating segment is comprised of the following (in thousands, except percentages):

	Generally Accepted Accounting Principles (“GAAP”)				Non-GAAP

	Total	Total	Increase /	Increase /	Total	Total	Increase /	Increase /
	Revenues	Revenues	(Decrease)	(Decrease)	Revenues	Revenues	(Decrease)	(Decrease)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
Procurement	$10,559	$7,806	$2,753	35%	$10,559	$7,829	$2,730	35%
Payments	12,848	8,863	3,985	45%	13,283	9,384	3,899	42%
Grants Management	7,663	6,693	970	14%	7,663	6,713	950	14%
Permitting	2,778	2,645	133	5%	2,778	2,645	133	5%
Budget	26,605	22,121	4,484	20%	26,605	22,272	4,333	19%
Total	$60,453	$48,128	$12,325	26%	$60,888	$48,843	$12,045	25%

Procurement’s, Grants Management’s, and Permitting’s revenues (GAAP and non-GAAP) increased primarily due to an increase in subscription, support and maintenance revenues resulting from an increase in customers from the prior year. Payment’s revenues increased primarily due to an increase in transaction volume and asset sales. Budgeting’s revenues increased due primarily due to an increase in subscription, support and maintenance revenues as well as an increase in professional services.

Total cost of revenues

Our total cost of revenues for the year ended December 31, 2021 has increased on a year-over-year basis. The increase was driven primarily by share-based compensation expense due to the issuance of restricted stock units.  Cost of revenues also increased due to increases in headcount, hosting operations and professional services to support our revenue growth. Cost of revenues for each operating segment is comprised of the following (in thousands, except percentages):

`
	Total Cost	Total Cost
	of	of	Increase /	Increase /
	Revenues	Revenues	(Decrease)	(Decrease)
	2021	2020	in Dollars	in %
Procurement	$2,047	$1,520	$527	35%
Payments	8,258	6,682	1,576	24%
Grants Management	3,157	3,030	127	4%
Permitting	700	563	137	24%
Budget	8,210	6,673	1,537	23%
Total	$22,372	$18,468	$3,904	21%

Procurement

Procurement’s total cost of revenues increased by $0.5 million or 35% primarily due to a $0.3 million or 23% increase in salaries and benefits driven by a 20% increase in average headcount from December 31, 2020 to December 31, 2021, a $0.1 million increase in bonuses, and a $0.1 million increase in the amortization of internal-use software.

Payments

Payments’ total cost of revenues increased by $1.6 million or 24% primarily due to a $0.7 million increase in costs associated with kiosk sales, a $0.7 million or 23% increase in bank fees and a $0.2 million or 61% increase in kiosk operations.

Grants Management

Grants Management’s total cost of revenues increased by $0.1 million or 4% primarily due to a $0.5 million or 288% increase in the cost of third-party contractors and partially offset by a $0.2 million or 50% decrease in royalty costs, and a $0.2 million or 9% decrease in salaries and wages due to an 8% decrease in average headcount from December 31, 2020 to December 31, 2021.

Permitting

Permitting’s total cost of revenues increased by $0.1 million or 24% primarily due to a $0.1 million or 29% increase in salaries and wages driven by a 28% increase in average headcount from December 31, 2020 to December 31, 2021.

Budget

Budget’s total cost of revenues increased by $1.5 million or 23% primarily due to a $1.1 million or 31% increase in salaries and bonuses mainly driven by a 25% increase in average headcount from December 31, 2020 to December 31, 2021, a $0.5 million increase in share-based compensation related to the issuance of restricted stock units, and partially offset by a $0.1 million decrease in royalty and other third-party costs.

Operating expenses

Our total selling and marketing, general and administrative and research and development components of operating expenses for the year ended December 31, 2021 have increased due primarily to an increase in share-based compensation expense resulting from the issuance of restricted stock units, salaries and wages from an increase in headcount, reestablishment of business travel, and expansion of third-party costs to support operations. Operating expenses excluding amortization of intangible assets, acquisition costs, goodwill impairment, restructuring charges, and change in fair value of contingent consideration for each operating segment is comprised of the following (in thousands, except percentages):

	Operating	Operating	Increase /	Increase /
	Expenses	Expenses	(Decrease)	(Decrease)
	2021	2020	in Dollars	in %
Procurement	$8,824	$8,218	$606	7%
Payments	13,150	14,387	(1,237)	(9)%
Grants Management	7,647	6,344	1,303	21%
Permitting	2,621	2,972	(351)	(12)%
Budget	12,476	10,515	1,961	19%
Corporate	7,862	7,615	247	3%
Total	$52,580	$50,051	$2,529	5%

Procurement

Procurement’s total operating expense increased by $0.6 million or 7% due to a $0.6 million or 35% increase in research and development expenses, a $0.2 million or 11% increase in general and administration expenses, offset by a $0.2 million or 6% decrease in sales and marketing expenses. The increase in research and development expenses was due to a $0.3 million reduction of capitalization of internal-use software, a $0.2 million or 10% increase in salaries and wages and a $0.1 million increase in share-based compensation expense resulting from the issuance of restricted stock units. The increase in general and administration expenses was primarily due to a $0.1 million or 13% increase in salaries and wages driven by a 9% increase in average headcount from December 31, 2020 to December 31, 2021, and a $0.1 million increase in share-based compensation expense resulting from the issuance of restricted stock units.  The decrease in sales and marketing costs was primarily due to a $0.2 million decrease in share-based compensation expense resulting from the issuance of restricted stock units.

Payments

Payments’ total operating expense decreased by $1.2 million or 9% primarily due to a $0.7 million or 13% decrease in research and development expenses, a $0.5 million or 14% decrease in sales and marketing costs, and less than $0.1 million or 1% decrease general and administrative expenses. The decrease in research and development is primarily driven by a $0.5 million or 11% decrease in salaries and wages due to a 9% decrease in average headcount from December 31, 2020 to December 31, 2021 and a $0.1 million decrease in share-based compensation expense resulting from the issuance of restricted stock units.  The decrease in sales and marketing costs is primarily due to a $0.9 million decrease in share-based compensation expense resulting from the issuance of restricted stock units and partially offset by a $0.4 million increase in commissions and bonuses. The decrease in general and administrative expenses is primarily driven by a $0.4 million decrease in share based compensation resulting from the issuance of restricted stock units and partially offset by a $0.2 million increase in bonuses and a $0.1 million increase in third-party operating expenses.

Grants Management

Grants Management’s total operating expense increased by $1.3 million or 21% primarily due to a $1.0 million or 45% increase in sales and marketing costs, a $0.4 million or 21% increase in research and development costs, and partially offset by a $0.1 million or 3% decrease in general and administrative expenses. The increase in sales and marketing costs was primarily due to a $0.4 million or 30% increase in salaries and benefits driven by a 23% increase in average headcount from December 31, 2020 to December 31, 2021, a $0.4 million increase in third-party commissions expense, and a $0.2 million increase in commissions and bonuses. The increase in research and development is primarily driven by a $0.2 million increase in consulting and professional services and a $0.1 million or 6% increase in salaries and wages due to a 4% increase in average headcount from December 31, 2020 to December 31, 2021.  The decrease in general and administration expenses is primarily due to a $0.2 million decrease in rent expense, a $0.2 million decrease in recruiting expenses and other third-party costs, and partially offset by a $0.3 million increase in share-based compensation expense resulting from the issuance of restricted stock units.

Permitting

Permitting’s total operating expense decreased by $0.4 million or 12% primarily due to a $0.2 million or 20% decrease in sales and marketing costs and a $0.2 million or 22% decrease in general and administrative costs.  The decrease in sales and marketing costs is primarily due to a $0.3 million or 30% decrease in salaries and wages due to a 25% decrease in average headcount from December 31, 2020 to December 31, 2021 and partially offset by a $0.1 million increase in share-based compensation expense. The decrease in general and administrative costs is primarily due to a $0.1 million decrease in travel and a $0.1 million or 19% decrease in salaries and benefits.

Budget

Budget’s total operating expenses increased by $2.0 million or 19% primarily due to a $1.3 million or 35% increase in general and administrative expenses, a $0.5 million or 23% increase in research and development expenses, and a $0.2 million or 3% increase in sales and marketing costs.  The increase in general and administrative expenses was due to a $1.4 million increase in share-based compensation expense and partially offset by a $0.1 million decrease in salaries and benefits.  The increase in research and development expenses was due to a $0.3 million or 19% increase in salaries and wages and a $0.3 million or 162% increase in share-based compensation expense resulting from the issuance of restricted stock units and partially offset by a $0.1 million decrease in consulting and professional services.  The increase in sales and marketing costs was primarily due to a $0.2 million increase in share-based compensation expense.

Corporate

Corporate expenses are primarily comprised of outside services including legal, accounting and consulting fees, payroll and related expenses, corporate insurance, and share-based compensation.  Corporate expenses increased by $0.2 million or 3% due primarily to a $0.6 million or 43% increase in salaries and benefits and partially offset by a $0.4 million decrease in legal fees.

Other operating expenses

Amortization of intangible assets consists of the amortization of finite lived intangibles resulting from the Acquisition as described in Note 4 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.  Goodwill impairment expense includes any reduction in the fair value of Goodwill relative to its carrying value.  The restructuring charges resulted from the Company’s March 2020 restructuring.  The change in fair value of contingent consideration consists of any adjustments to the contingent consideration liability since the Acquisition.

Other income (expense)

Other income (expense) consists primarily of interest expense associated with the Company’s February 2020 and November 2020 credit facilities, gains (losses) from the issuance of shares, change in fair value of warrant liability, gains (losses) on extinguishment of debt, and gains (losses) resulting from transactions denominated in foreign currencies.

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

Below is a reconciliation of non-GAAP revenues, Non-GAAP gross profit and Non-GAAP gross margin and Non-GAAP loss from operations to their most directly comparable GAAP financial measures (in thousands, except percentages):

	Year Ended December 31,
	2021	2020
Revenues	60,453	48,128
Purchase accounting adjustment to revenue	435	715
Non-GAAP Revenues	$60,888	$48,843

Gross Profit	38,081	29,660
Purchase accounting adjustment to revenue	435	715
Share-based compensation	1,459	811
Non-GAAP Gross Profit	$39,975	$31,186

Gross Margin	63%	62%
Non-GAAP Gross Margin	66%	64%

Loss from operations	$(45,502)	$(42,718)
Purchase accounting adjustment to revenue	435	715
Amortization of intangibles	14,579	14,681
Share-based compensation	9,969	8,621
Goodwill impairment expense	15,827	2,000
Restructuring charges	—	3,666
Change in fair value of contingent consideration	597	1,980
Non-GAAP Loss from Operations	$(4,095)	$(11,055)

Below is a reconciliation of non-GAAP revenues to revenues by operating segment (in thousands, except percentages):

	Year Ended December 31,
			Grants			Total
	Procurement	Payments	Management	Permitting	Budget	Revenues
Revenues 2021	$10,559	$12,848	$7,663	$2,778	$26,605	$60,453
Purchase accounting adjustment to revenues	—	435	—	—	—	435
Non-GAAP Revenues 2021	$10,559	$13,283	$7,663	$2,778	$26,605	$60,888

Revenues 2020	$7,806	$8,863	$6,693	$2,645	$22,121	$48,128
Purchase accounting adjustment to revenues	23	521	20	—	151	715
Non-GAAP Revenues 2020	$7,829	$9,384	$6,713	$2,645	$22,272	$48,843

% change	35%	42%	14%	5%	19%	25%

Liquidity and Capital Resources

As of December 31, 2021, we had a cash balance of approximately $13.3 million. From the date of the Acquisition through December 31, 2021, our liquidity needs have been satisfied through proceeds from the January–February 2020 private investment in public equity, or PIPE, transactions, proceeds from our initial public offering that were released in February 2019 from the trust account established in connection with such offering for the benefit of our shareholders, proceeds from our June 2019 registered direct offering, proceeds from our February 2020 and November 2020 credit facilities, proceeds from issuances of stock under our at-the-market offering program, and loan proceeds in April–May 2020 from the Paycheck Protection Program.

On November 13, 2020, we entered into a loan and security agreement that provides for term loans in an aggregate principal amount of $25.0 million. The loan and security agreement are supported by a security interest in our assets and related guaranty agreements. On the closing date, we fully drew on the credit facility and the current outstanding balance is $25.0 million. As such, no additional amounts are available from it. The credit facility replaced our prior $12.0 million unsecured credit facility.

On November 17, 2020, we filed a Form S-3 Registration Statement under which the Company may sell a combination of securities up to a total dollar amount of $40.0 million. On November 25, 2020, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley”) and Needham & Company (“Needham”) with respect to an at-the-market offering program under which the Company may offer and sell shares of its common stock, par value $0.0001 per share having an aggregate offering price of up to $10.0 million through B. Riley and Needham as its sales agents. During the year ended December 31, 2021, the Company sold 935,633 shares of common stock for $6.8 million in proceeds.

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

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (amounts in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Net cash used in operating activities	$(6,382)	$(12,974)
Net cash used in investing activities	$(346)	$(2,993)
Net cash (used in) provided by financing activities	$(2,715)	$30,480

Net Cash Used in Operating Activities

Our net loss and cash flows from operating activities are significantly influenced by the Acquisition and our investments in headcount and infrastructure to support anticipated growth.

For the year ended December 31, 2021, net cash used in operations was $6.4 million resulting from our net loss of $53.8 million and changes in operating assets and liabilities of $1.6 million and offset by net non-cash expenses of $49.1 million.  The $49.1 million of non-cash expenses was primarily comprised of $15.8 million of goodwill impairment expense, $14.6 million of amortization of intangible assets acquired as a result of the Acquisition, $10.0 million from share-based compensation expense associated with the issuance of restricted stock units, a $5.3 million loss on issuance of shares, a $1.8 million change in fair value of warrant liability, $1.6 million amortization of right of use assets, $1.0 million of depreciation expense, and $0.7 million of deferred debt issuance costs.  These non-cash expenses were partially offset by a $3.2 million gain on extinguishment of debt.  The $1.6 million of net cash used as a result of changes in our operating assets and liabilities was due to a $2.7 million increase in accounts receivable, a $1.8 million increase in prepaid expenses, a $1.1 million decrease in operating lease liabilities, a $0.9 million decrease in accounts payable and accrued liabilities and partially offset by a $4.9 million increase in deferred revenue.

For the year ended December 31, 2020, net cash used in operations was $13.0 million resulting from our net loss of $41.9 million and offset by net non-cash expenses of $28.2 million and changes in operating assets and liabilities of $0.7 million. The $28.2 million of non-cash expenses was primarily comprised of $14.7 million of amortization of intangible assets acquired as a result of the Acquisition, $8.6 million from share-based compensation expense associated with the issuance of restricted stock units, a $2.1 million loss on issuance of shares, $2.0 million of amortization of right of use assets associated with our operating and finance leases, $2.0 million of goodwill impairment expense, a $2.0 change in fair value of contingent consideration, and $0.9 million of depreciation expense.  These non-cash expenses were partially offset by $2.8 million of deferred tax benefits related to the tax and book basis difference on the amortization of intangible assets and a $2.1 million change in fair value of warrant liability.  The $0.7 million of net cash flows provided as a result of changes in our operating assets and liabilities was due to a $6.3 million increase in deferred revenue and partially offset by a $2.0 million decrease in accounts payable and accrued liabilities, a $2.1 million decrease in operating lease liabilities, a $0.8 million increase in accounts receivable, and a $0.7 million increase in prepaid expenses.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures.

For the year ended December 31, 2021, cash used in investing activities was $0.3 million due to $0.3 million of capital expenditures resulting largely from the purchases of computer hardware to support our growth in headcount.

For the year ended December 31, 2020, cash used in investing activities was $3.0 million due primarily to $2.7 million of capital expenditures resulting largely from the lease improvements and furniture purchases at Questica’s new facility.

Net Cash Provided By (Used in) Financing Activities

For the year ended December 31, 2021, cash used in financing activities was $2.7 million due primarily to $8.0 million of stock repurchases associated with the redemption of shares held by former eCivis shareholders, $0.8 million of contingent consideration payments, and $0.6 million of repayments of finance lease liabilities and partially offset by $6.8 million of proceeds from the issuance of common stock.

For the year ended December 31, 2020, cash provided by financing activities was $30.5 million due primarily to $37.8 million of proceeds from borrowings, net of issuance costs resulting from our February 2020 and November 2020 Credit Facilities and loans provided under the Paycheck Protection Program and $7.0 million in proceeds received from the issuance of common stock.  These proceeds were partially offset by $12.0 million of repayment of borrowings and $1.3 million of contingent consideration payments.

Critical Accounting Policies and Use of Estimates

See Note 3 of the notes to our consolidated financial statements.

Recent Accounting Pronouncements

The impact of recently issued accounting standards is set forth in Note 3, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. Other than the guarantees described in Note 9, we have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations

Our principal commitments consist primarily of obligations under operating and financing leases, which include among others, our offices and leased kiosks and term loans. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2021:

		Payment Due by Period
	Total	2022	2023	2024	2025	2026	Thereafter
Operating lease obligations	$4,077	$800	$392	$367	$416	$416	$1,686
Finance lease obligations	156	156	—	—	—	—	—
Term loans	25,000	—	25,000	—	—	—	—

As of December 31, 2021, we also had contingent obligations in the form of potential earnout payments to individuals associated with each of CityBase and eCivis.  See Note 3 of the Financial Statements for additional information regarding the accounting treatment of such contingent obligations.

Individuals associated with CityBase may receive, upon CityBase’s trailing twelve-month net revenue exceeding $37.0 million, or the CityBase threshold, on or prior to December 31, 2048, an earnout payment equal to a number of shares (or, in the case of certain individuals associated with CityBase who are not accredited investors, the cash value thereof) of our common stock calculated by dividing $54.5 million by the greater of (x) $10.00 or (y) the volume-weighted average closing price for the shares of our common stock for the 30 trading days immediately preceding the payment date.

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

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations

JOBS Act

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

To the Board of Directors and Shareholders,

GTY Technology Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GTY Technology Holdings, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes to consolidated financial statements (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its consolidated operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Refer to Notes 3 and 4 to the consolidated financial statements

Critical Audit Matter Description

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

The Company determined that the fair value of the Payments and Permitting reporting units (the “reporting units”) were less than their carrying value, mainly due to material differences between the Company’s forecasts and actual results.  As a result, the Company recorded a $10.7 million goodwill impairment charge for Payments and a $5.1 million impairment charge for Permitting, for the year ended December 31, 2021.

We identified the Company’s impairment evaluations of goodwill for the reporting units as a critical audit matter because of the significant judgments made by management to estimate the fair values of the reporting units for purposes of measuring the impairment of goodwill. A high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future revenues and earnings before interest and taxes, including the need to involve our fair value specialists.

How the Critical Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing management’s process for developing the fair value estimate. This included testing the completeness, accuracy, and relevance of underlying data used, and evaluating management’s assumption related to projected future revenues and earnings before interest and taxes. Evaluating management’s assumption related to projected future revenues and earnings before interest and taxes involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit.

With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, future revenues and earnings before interest and taxes by (i) testing the source information underlying the determination of future revenues and earnings before interest and taxes and the mathematical accuracy of the calculations and (ii) developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2016.

Whippany, New Jersey
February 18, 2022

PCAOB ID Number 100

GTY TECHNOLOGY HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$13,329	$22,800
Accounts receivable, net	12,604	9,994
Prepaid expenses and other current assets	4,191	2,583
Total current assets	30,124	35,377

Property and equipment, net	3,208	3,891
Finance lease right of use assets	722	1,355
Operating lease right of use assets	1,876	2,610
Intangible assets, net	86,528	101,107
Goodwill	268,808	284,635
Other assets	3,678	3,472
Total assets	$394,944	$432,447

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,483	$6,366
Deferred revenue - current portion	26,816	22,304
Finance lease liability - current portion	140	581
Operating lease liability - current portion	581	1,316
Contingent consideration - current portion	13	743
Total current liabilities	33,033	31,310

Deferred revenue - less current portion	1,979	1,602
Warrant liability	4,868	3,040
Deferred tax liability	17,738	17,494
Contingent consideration - less current portion	43,032	42,530
Term loans, net	24,641	26,632
Finance lease liability - less current portion	—	147
Operating lease liability - less current portion	2,716	2,927
Total liabilities	128,007	125,682

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.0001; 400,000,000 authorized; 59,226,267 shares issued and 57,604,854 shares outstanding as of December 31, 2021 and 56,667,035 shares issued and 55,570,282 shares outstanding as of December 31, 2020, net of treasury stock	6	6
Exchangeable shares, no par value, 5,586,251 shares issued and outstanding as of December 31, 2021 and 5,972,779 shares issued and outstanding as of December 31, 2020	50,358	54,224
Additional paid in capital	401,507	380,881
Accumulated other comprehensive income (loss)	(44)	6
Treasury stock, at cost, 1,621,413 shares as of December 31, 2021 and 1,096,753 shares as of December 31, 2020	(8,343)	(5,633)
Accumulated deficit	(176,547)	(122,719)
Total shareholders' equity	266,937	306,765
Total liabilities and shareholders’ equity	$394,944	$432,447

The accompanying notes are an integral part of these consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Revenues	$60,453	$48,128
Cost of revenues	22,372	18,468
Gross Profit	38,081	29,660

Operating expenses
Sales and marketing	16,264	16,150
General and administrative	23,244	21,743
Research and development	13,072	12,158
Amortization of intangible assets	14,579	14,681
Goodwill impairment	15,827	2,000
Restructuring charges	—	3,666
Change in fair value of contingent consideration	597	1,980
Total operating expenses	83,583	72,378
Loss from operations	(45,502)	(42,718)

Other income (expense)
Interest expense, net	(3,364)	(1,758)
Loss from repurchase/issuance of shares	(5,333)	(2,056)
Change in fair value of warrant liability	(1,828)	2,131
Gain on extinguishment of debt	3,210	—
Other income (loss), net	(162)	78
Total other income (expense), net	(7,477)	(1,605)

Loss before income taxes	(52,979)	(44,323)
Benefit from (Provision for) income taxes	(849)	2,439
Net loss	(53,828)	(41,884)

Net loss per share, basic and diluted	$(0.94)	$(0.78)
Weighted average common shares outstanding, basic and diluted	57,115	53,450

Net loss	$(53,828)	$(41,884)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	(50)	(364)
Total other comprehensive gain (loss)	(50)	(364)
Comprehensive loss	$(53,878)	$(42,248)

The accompanying notes are an integral part of these consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

Year Ended December 31, 2021

								Accumulated
					Additional			Other	Total
	Common Stock		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance - December 31, 2020	55,570,282	$6	5,972,779	$54,224	$390,232	$(5,633)	$(129,030)	$6	$309,805
Adjustment for correction of an error - warrant liability	—	—	—	—	(9,351)	—	6,311	—	(3,040)
Balance - December 31, 2020, as adjusted	55,570,282	$6	5,972,779	$54,224	$380,881	$(5,633)	$(122,719)	$6	$306,765
Net loss	—	—	—	—	—	—	(53,828)	—	(53,828)
Foreign currency translation loss	—	—	—	—	—	—	—	(50)	(50)
Share-based compensation	—	—	—	—	9,969	—	—	—	9,969
Issuance of common stock	935,633	—	—	—	6,790	—	—	—	6,790
Common stock repurchases	(525,060)	—	—	—	—	(2,710)	—	—	(2,710)
Share cancellations	(48,820)	—	—	—	—	—	—	—	—
Vested and issued restricted stock units	1,281,158	—	—	—	—	—	—	—	—
Stock option exercises	5,133	—	—	—	1	—	—	—	1
Common stock issued for exchangeable shares	386,528	—	(386,528)	(3,866)	3,866	—	—	—	—
Balance - December 31, 2021	57,604,854	$6	5,586,251	$50,358	$401,507	$(8,343)	$(176,547)	$(44)	$266,937

Year Ended December 31, 2020

								Accumulated
					Additional			Other	Total
	Common Stock		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance - December 31, 2019	52,303,862	$5	5,568,096	$45,681	$369,756	$(5,174)	(85,015)	$370	$325,623
Adjustment for correction of an error - warrant liability	—	—	—	—	(9,351)	—	4,180	—	(5,171)
Balance - December 31, 2019, as adjusted	52,303,862	5	5,568,096	45,681	360,405	(5,174)	(80,835)	370	320,452
Net loss	—	—	—	—	—	—	(41,884)	—	(41,884)
Foreign currency translation loss	—	—	—	—	—	—	—	(364)	(364)
Share-based compensation	—	—	—	—	8,621	—	—	—	8,621
Issuance of common stock	2,000,000	1	—	—	6,999	—	—	—	7,000
Share repurchases under equity program	(127,712)	—	—	—	—	(459)	—	—	(459)
Share redemption (incremental shares issued)	334,254	—	—	—	2,056	—	—	—	2,056
Shares issued for contingent consideration	336,965	—	550,388	10,000	1,334	—	—	—	11,334
Vested and issued restricted stock units	569,128	—	—	—	—	—	—	—	—
Stock option exercises	8,080	—	—	—	9	—	—	—	9
Exchangeable shares converted to common stock	145,705	—	(145,705)	(1,457)	1,457	—	—	—	—
Balance - December 31, 2020	55,570,282	$6	5,972,779	$54,224	$380,881	$(5,633)	$(122,719)	$6	$306,765

The accompanying notes are an integral part of these consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(53,828)	$(41,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,020	863
Amortization of intangible assets	14,579	14,681
Amortization of right of use assets	1,600	2,034
Share-based compensation	9,969	8,621
Deferred income tax benefit	244	(2,781)
Loss on issuance/repurchase of shares	5,333	2,056
Change in fair value of warrant liability	1,828	(2,131)
Amortization of deferred debt issuance costs	697	759
Accrual of paid in kind interest	523	69
Gain on extinguishment of debt	(3,210)	—
Bad debt expense	67	90
Loss on disposal of fixed assets	12	6
Goodwill impairment	15,827	2,000
Change in fair value of contingent consideration	597	1,980
Changes in operating assets and liabilities:
Accounts receivable	(2,685)	(818)
Prepaid expenses and other assets	(1,816)	(725)
Accounts payable and accrued liabilities	(897)	(2,030)
Deferred revenue and other liabilities	4,887	6,335
Operating lease liabilities	(1,129)	(2,099)
Net cash used in operating activities	(6,382)	(12,974)

Cash flows from investing activities:
Capital expenditures	(352)	(3,023)
Proceeds from disposal of fixed assets	6	30
Net cash used in investing activities	(346)	(2,993)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	—	37,803
Repayments of borrowings	—	(12,000)
Contingent consideration payments	(825)	(1,286)
Stock options exercises	1	9
Common stock repurchases	(8,043)	(459)
Proceeds received from private placement of common stock, net of costs	—	7,000
Proceeds from issuance of common stock, net of costs	6,790	—
Repayments of finance lease liabilities	(638)	(587)
Net cash provided by (used in) financing activities	(2,715)	30,480

Effect of foreign currency on cash	(28)	(87)

Net change in cash and cash equivalents	(9,471)	14,426
Cash and cash equivalents, beginning of period	22,800	8,374
Cash and cash equivalents, end of period	$13,329	$22,800

The accompanying notes are an integral part of these consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Amounts in thousands)

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,076	$883
Cash paid for income taxes	$387	$42

Noncash Investing and Financing Activities:
Common shares issued for contingent consideration	$—	$1,334
Exchangeable shares issued for contingent consideration	$—	$10,000
Share redemption (incremental shares issued)	$—	$2,056
Purchases of property and equipment included in accounts payable	$—	$3
Exchangeable shares converted to common stock	$3,866	$1,457

The accompanying notes are an integral part of these consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

Note 1. Organization and Business Operations

GTY Technology Holdings Inc., formerly known as GTY Govtech, Inc.), a Massachusetts corporation (“GTY” or the “Company”), is headquartered in Boston, Massachusetts.

On February 19, 2019 (the “Closing Date”), the Company consummated several acquisitions (collectively, the “Acquisition”), pursuant to which it (i) acquired each of Bonfire Interactive Ltd., a Canadian company (“Bonfire” or “Procurement”), Bonfire Interactive US Ltd., its U.S. subsidiary, which subsequently was dissolved, CityBase, Inc. (“CityBase” or “Payments”), eCivis Inc. (“eCivis” or “Grants”), Open Counter Enterprises Inc. (“OpenCounter” or “Permits”), Questica Software Inc. and Questica USCDN Inc., Canadian companies, and Questica Ltd., a U.S. subsidiary (collectively, “Questica”) and Sherpa Government Solutions LLC (“Sherpa” and together with Questica, “Budget”, and together with Bonfire, CityBase, eCivis, OpenCounter and Questica, the “Acquired Companies”) and (ii) became the parent company of its predecessor entity, GTY Technology Holdings Inc., a blank check company incorporated in the Cayman Islands (“GTY Cayman”). Until the Acquisition, GTY Cayman did not engage in any operations nor generate any revenues.  GTY Cayman was dissolved during the year ended December 31, 2021.

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

GTY is a public sector software-as-a-service (“SaaS”) company that offers a cloud-based suite of solutions primarily for North American state and local governments. GTY’s cloud-based suite of solutions for state and local governments addresses functions in procurement, payments, grant management, budgeting and permitting. The following is a brief description of each of the Acquired Companies.

Bonfire, a Procurement Business

Bonfire originally was incorporated on March 5, 2012 under the laws of the Province of Ontario, and now is a British Columbia corporation.  Bonfire is a provider of strategic sourcing and procurement SaaS, serving customers in government, the broader public sector, and various highly-regulated commercial vertical markets.

Bonfire offers customers and their sourcing professionals a modern SaaS application that helps find, engage, evaluate, negotiate and award vendor and supplier contracts. Bonfire delivers workflow automation, data collection and analysis, and collaboration to drive cost savings, compliance, and strategic outcomes. All of Bonfire’s applications are delivered as a SaaS solution, and Bonfire offers implementation and premium support services.

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

eCivis, a Grants Management Business

eCivis, a Delaware corporation headquartered in the Los Angeles, California area, is a leading SaaS provider of grants management and indirect cost reimbursement solutions that enable its customers to standardize and streamline complex grant processes in a fully integrated platform. The eCivis platform consists of three core cloud-based products including a full lifecycle grants management solution consisting of grants acquisition, grantee management, and grantor management; a cost allocation solution; and a full-service solution designed to maximize federal and non-federal funds. To assist its

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

customers in the implementation of its products, eCivis offers implementation services, including data integration, grants migration and change management. Additionally, eCivis provides ongoing grants management training, cost allocation plan consulting and cost recovery services.

OpenCounter, a Permitting Business

Open Counter Enterprises Inc. (“OpenCounter” or “Permitting”), a Delaware corporation headquartered in Boston, Massachusetts, is a developer and provider of SaaS tools for cities to streamline permitting and licensing services for municipal governments. OpenCounter provides customers with SaaS through a hosted platform and also provides professional services related to SaaS implementation.

Questica, a Budget Business

Questica designs and develops budgeting SaaS that supports the unique requirements of the public sector. The Questica suite of products are part of a comprehensive web-based budgeting preparation, performance, management and data visualization solution that enables public sector and non-profit organizations to improve and shorten their budgeting cycles.

Questica Software Inc., originally organized in 1998 as an Ontario corporation and now a British Columbia corporation, maintains two offices located in Burlington, Ontario, Canada and serves the healthcare, K-12, higher education and local government verticals primarily in North America. Questica USCDN was organized in 2017 as an Ontario corporation and now is a British Columbia corporation. Questica Ltd. was incorporated in 2017 in the United States as a Delaware corporation. Questica Ltd. is located in Huntington Beach, California and primarily serves the non-profit market and services a limited number of customers in the public and private sector. The majority of Questica Ltd.’s customers are located in the United States and Canada. Some are international customers, primarily located in the United Kingdom and Africa.

Sherpa, a Budget Business

Sherpa is a Colorado limited liability company headquartered in Denver, Colorado, established in 2004. Sherpa is a leading provider of public sector budgeting SaaS, perpetual license software and consulting services that help state and local governments create and manage budgets and performance. Customers purchase the right to use Sherpa’s SaaS or perpetual license software and then engage its consulting services to configure the SaaS or software and receive training on how to manage the SaaS or software going forward. Following implementation, customers continue to use the SaaS or software in exchange for maintenance or subscription fees.

Note 2. Restatement of Previously Issued Financial Statements

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”), concluding that SPAC warrants may require classification as a liability rather than equity. The SEC Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across all entities”. It focused in part on provisions in warrant agreements for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and specifically whether the warrant holder is an input into the pricing of a fixed-for-fixed option on equity shares. According to the SEC Staff Statement, if the warrant holder is not an input into such pricing, these provisions would preclude the warrant from being classified in equity and thus require classification as a liability. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the public warrants and private warrants issued in connection with its initial public offering and previously recorded as equity on the Company’s consolidated balance sheet. The Company’s public warrants were correctly classified as equity. Because the Company’s private warrants do not contain a provision whereby the Company can call the warrants, however, the private warrants should have been recorded at fair value as a liability in the Company’s consolidated balance sheet. The Company assessed this error and determined it was not material

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

to previously issued financial statements. Accordingly, the Company has revised, rather than restated, its previously issued 2020 quarterly and annual financial statements in the Company’s filings for 2021 on Forms 10-Q and in this Form 10-K.  Historical quarterly and annual financial statements prior to the business combination were not restated due to the change in accounting as we believe the information is no longer relevant to investors.

The following tables present the effect of the revision for the financial statement line items adjusted in the affected periods:

Condensed Consolidated Statements of Operations and Comprehensive Loss
	Year Ended December 31, 2020
	As Previously Reported	Adjustments	As Revised
Change in fair value of warrant liability	$—	$(2,131)	$(2,131)
Net loss	$44,015	$(2,131)	$41,884
Comprehensive loss	$44,379	$(2,131)	$42,248
Net loss per share, basic and diluted	$(0.82)	$0.04	$(0.78)

Condensed Consolidated Statements of Cash Flows
	Year Ended December 31, 2020
	As Previously Reported	Adjustments	As Revised
Net loss	$44,015	$(2,131)	$41,884
Change in fair value of warrant liability	$—	$(2,131)	$(2,131)

Condensed Consolidated Balance Sheet
	As of December 31, 2020
	As Previously Reported	Adjustments	As Revised
Warrant liability	$—	$3,040	$3,040
Additional paid in capital	$390,232	$(9,351)	$380,881
Accumulated deficit	$(129,030)	$6,311	$(122,719)

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

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

Principles of Consolidation

The consolidated financial statements include all accounts of the Acquired Companies and the Acquired Companies’ subsidiaries and do not represent a single legal entity. All material intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

Reclassification

Certain prior period statement of cash flow amounts have been reclassified to conform to the current presentation. These reclassifications did not have an impact on net cash flows.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of $53.8 million and $41.9 million for the years ended December 31, 2021 and 2020, respectively, and had an accumulated deficit of $176.5 million as of December 31, 2021.  The Company’s net cash used in operations was $6.4 million for the year ended December 31, 2021.

In April and May 2020, the Company received $3.2 million in proceeds from loans under the Paycheck Protection Program.  In November 2020, the Company entered into a senior secured term loan facility that provides for borrowing of term loans in an aggregate principal amount of $25.0 million.  In December 2020, the Company issued 2.0 million shares of common stock in a registered direct offering for $7.0 million at a price of $3.50 per share.  During the year ended December 31, 2021, the Company sold 935,633 shares of common stock for $6.8 million in proceeds.

As of December 31, 2021, the Company had $13.3 million in cash and cash equivalents, largely from the above financing sources.  Based on the Company’s current expectations of revenues and expenses, the Company expects that its current cash and cash equivalents is sufficient to meet its liquidity needs for twelve months after the issuance of these financial statements.  If the Company’s revenues do not grow as expected and if the Company is unable to manage expenses sufficiently, the Company may be required to obtain additional equity or debt financing.  Although the Company has been previously able to attract financing as needed, such financing may not continue to be available at all, or if available, on reasonable terms as required.  Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to the Company or existing shareholders. If the Company is unable to secure additional financing, as circumstances require, or does not succeed in meeting its sales objectives, it may not be able to continue its operations.

Segments

The Company has five operating segments. The Company’s Chief Executive Officer and Chief Financial Officer, who jointly are the Company’s chief operating decision maker, review financial information for each of the Acquired Companies, together with certain consolidated operating metrics, to make decisions about how to allocate resources and to measure the Company’s performance. See Note 11.

Emerging Growth Company

The Company was an “emerging growth company” until December 31, 2021 as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), which allowed it to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

The Company had elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

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

The allowance for doubtful accounts as of December 31, 2021 and 2020 was immaterial. Bad debt expense for all periods presented was immaterial.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, and accounts receivable. Cash accounts in financial institutions held in the United States and Canada at times may exceed the depository insurance coverage of $250,000 and CDN 100,000, respectively. As of December 31, 2021 and 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

Making estimates requires management to exercise significant judgment. Significant estimates, assumptions and judgments made by management include, among others, the determination of the fair value of common stock, impairment risks associated with goodwill and intangible assets, share-based awards, warrants, and contingent consideration.  It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further customer slowdowns or shutdowns, depress demand, and adversely impact results of operations. During the year ended December 31, 2021, the Company faced significant uncertainties and continues to expect uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the consolidated financial statements.

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

Goodwill

Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed.  Under ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill is not amortized but is subject to periodic impairment testing.  ASC 350 requires that an entity assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  In the Company’s evaluation of goodwill for impairment, which is performed annually during the fourth quarter, the Company first assesses qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform the quantitative goodwill impairment test. As a result of the Acquisition, the Company acquired goodwill. There was minimal goodwill prior to the Acquisition.  The Company recorded a goodwill impairment expense of $15.8 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively.

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

Public and Private Warrants

On November 1, 2016, the Company consummated its initial public offering of 55,200,000 units, consisting of one share of Class A common stock and one-third of one warrant exercisable for Class A Common Stock, at a price of $10.00 per unit.  Each whole warrant entitled the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”).  Simultaneously with the closing of the IPO, the Company completed the private sale of 8,693,334 warrants to the Company’s sponsor at a price of $1.50 per warrant (the “Private Warrants”).  Each Private Warrant allowed the sponsor to purchase one share of Class A common stock at $11.50 per share.  The warrants will expire on February 19, 2024, which is five years after the acquisition date.

The Private Warrants are identical to the Public Warrants except that holders of the Private Warrants may elect to exercise them on a cashless basis by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value’’ (defined below) by (y) the fair market value. The “fair market value” means the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent.

The Company evaluated the Public and Private Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, and concluded that the Private Warrants do not meet the criteria to be classified in shareholders’ equity. Specifically, the exercise and settlement features for the Private Warrants precluded them from being considered indexed to the Company’s own stock, given that a change in the holder of the Private Warrants may alter the settlement of the Private Warrants. Since the holder of the instrument is not an input to a standard option pricing model (a consideration with respect to the indexation guidance), the fact that a change in the holder could impact the value of the Private Warrants means the Private Warrants were not indexed to the Company’s own stock. Since the Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting period. The Company concluded that the Public Warrants, which do not have the same exercise and settlement features as the Private Warrants, meet the criteria to be classified in shareholders' equity.

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

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

The Company’s only material financial instruments carried at fair value as of December 31, 2021 and 2020, with changes in fair value flowing through current earnings, consist of contingent consideration liabilities recorded in conjunction with business combinations and warrant liabilities and are as follows:

		Fair Value Measurement at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Contingent consideration – current	$13	$—	$—	$13
Contingent consideration – long term	43,032	—	—	43,032
Warrant liability	4,868	—	—	4,868
Total liabilities measured at fair value	$47,913	$—	$—	$47,913

		Fair Value Measurement at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Contingent consideration – current	$743	$—	$—	$743
Contingent consideration – long term	42,530	—	—	42,530
Warrant liability	3,040	—	—	3,040
Total liabilities measured at fair value	$46,313	$—	$—	$46,313

There were no transfers made among the three levels in the fair value hierarchy for the years ended December 31, 2021 and 2020.

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

Changes in contingent consideration liabilities measured at fair value from December 31, 2020 to December 31, 2021 were as follows:

Contingent consideration – December 31, 2020	$43,273
Change in fair value of contingent consideration	597
Payments of contingent consideration	(825)
Contingent consideration – December 31, 2021	$43,045

The fair value of the Company’s contingent consideration liabilities recorded as part of the Acquisition has been classified within Level 3 in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments due to the sellers based on each company’s achievement of annual earnings targets in certain years and other events considered in certain transaction documents. The fair values of the contingent consideration are calculated through the use of Monte Carlo simulations based on earnings projections for the respective earn-out periods, corresponding earnings thresholds, and approximate timing of payments as outlined in the purchase agreements for each

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

of the Acquired Companies. The analyses utilized the following assumptions: (i) expected term; (ii) risk-adjusted net sales or earnings; (iii) risk-free interest rate; and (iv) expected volatility of earnings. Estimated payments, as determined through the respective models, were further discounted by a credit spread assumption to account for credit risk. The contingent consideration is revalued to fair value each period, and any increase or decrease is recorded in operating income (loss). The fair value of the contingent consideration may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

As of December 31, 2021, the contingent consideration liability consists of consideration due to former shareholders of CityBase and shareholders associated with an asset purchase by eCivis prior to the Acquisition.

Shareholders associated with CityBase may receive, upon CityBase’s trailing twelve-month net revenue exceeding $37.0 million, or the CityBase threshold, on or prior to December 31, 2048, an earnout payment equal to a number of shares (or, in the case of certain individuals associated with CityBase who are not accredited investors, the cash value thereof) of our common stock calculated by dividing $54.5 million by the greater of (x) $10.00 or (y) the volume-weighted average closing price for the shares of our common stock for the 30 trading days immediately preceding the payment date.  The fair value of contingent consideration as of December 31, 2021 is $42.4 million.  The valuation of contingent consideration as of December 31, 2021 was derived from a Monte Carlo simulation of payout patterns from revenue estimates provided by the Company.

Pursuant to the terms of a 2018 asset purchase agreement by eCivis, shareholders associated with the purchase may receive cash consideration equal to 7.5% of new revenue between $500,000 and 999,999.99, 10% of new revenue above $1,000,000, 2% of renewal revenue up to 249,999.99 3% of renewal revenue between $250,000.00 to $749,999.99 and 5% above $750,000.00 in each earn-out year beginning in 2018 and ending in 2022.  Only revenue derived from the acquired assets is eligible.  The potential undiscounted amount of all future payments that the Company could be required to make is unlimited.  The total fair value of the associated contingent liability as of December 31, 2021 is approximately $0.6 million.  The valuation of contingent consideration as of December 31, 2021 was derived from a discounted cash flow model based on expected payment amounts estimated by the Company.

Changes in the warrant liability measured at fair value from December 31, 2020 to December 31, 2021 were as follows:

Warrant liability – December 31, 2020	$3,040
Change in fair value of warrant liability	1,828
Warrant liability – December 31, 2021	$4,868

The warrant liability was estimated using a Black-Scholes model derived from a Monte Carlo simulation of the Company’s outstanding public warrants.  These inputs were primarily derived from the implied volatility of the traded public warrant price or 41.8% as of December 31, 2021.

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

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

Disaggregation of Revenues

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Subscriptions, support and maintenance	$46,058	$35,477
Professional services	12,255	11,109
License	749	1,315
Asset sales	1,391	227
Total revenues	$60,453	$48,128

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

Revenues from subscription, support and maintenance comprised approximately 76% and 74% of total revenues for the years ended December 31, 2021 and 2020, respectively.

Professional services. The Company’s professional services contracts generate revenues on a time and materials, fixed fee or subscription basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Revenues are recognized ratably over the contract term for subscription contracts. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 20% and 23% of total revenues for the years ended December 31, 2021 and 2020, respectively.

License. Revenues from distinct licenses are recognized upfront when the software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised approximately 1% and 3% of total revenues for the years ended December 31, 2021 and 2020, respectively.

Asset sales. Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the customer and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. Asset sales were approximately 2% and less than 1% of total revenues for the years ended December 31, 2021 and 2020, respectively.

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

Deferred revenue

Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for subscription services to the Company’s SaaS offerings and related implementation and training. The Company recognizes deferred revenue as revenues when the services are performed, and the corresponding revenue recognition criteria are met. The Company receives payments both upfront and over time as services are performed. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. Deferred revenue is reduced as services are provided and the revenue recognition criteria are met. Deferred revenue that is expected to be recognized as revenues during the succeeding twelve-month period are recorded in current liabilities as deferred revenue – current portion, and the remaining portion is recorded in long-term liabilities as deferred revenue – less current portion. Revenues of approximately $22.3 and $17.3 million were recognized for the years ended December 31, 2021 and 2020, respectively, that were included in deferred revenue at the beginning of the respective periods.  The change in deferred revenue was as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Deferred revenue, beginning	$23,906	$18,610
Billings, net	65,342	53,424
Revenue recognized ratably over time	(39,766)	(29,829)
Revenue recognized over time as delivered	(12,255)	(11,109)
Revenue recognized at a point in time	(8,432)	(7,190)
Deferred revenue, ending	$28,795	$23,906

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

In accordance with Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, the Company records forfeitures as they occur.  No stock options were granted for the years ended December 31, 2021 and 2020.

Net Loss per Share

Net loss per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share is computed similar to basic net income per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Due to the net loss in each of the years ended December 31, 2021 and 2020, diluted and basic loss per share are the same.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2021 and 2020 are as follows:

	2021	2020
Warrants to purchase common stock	27,093,334	27,093,334
Unvested restricted stock units	3,751,306	3,280,290
Options to purchase common stock	240,421	245,904
Total	31,085,061	30,619,528

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

On January 1, 2020, we adopted ASU 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The adoption of this new standard did not have a material impact on our consolidated financial statements.

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

Note 4. Goodwill and Intangible Assets

In connection with the business combinations on February 19, 2019, the Company recognized goodwill and certain identifiable intangible assets.

Goodwill

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

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

The Company believes its estimates and assumptions utilized in its impairment testing are reasonable and are comparable to those that would be used by other marketplace participants.  However, actual events and results could differ substantially from those used in the valuations.  To the extent such factors result in a failure to achieve the level of projected cash flows initially used to estimate fair value for purposes of establishing or subsequently impairing the carrying mount of goodwill, the Company may need to record additional non-cash impairment charges in the future.

For the year ended December 31, 2021, the Company recorded goodwill impairment of $15.8 million. The Company determined that the fair value of the Payments and Permitting reporting units were less than their carrying value. As a result, the Company recorded a $10.7 million impairment charge for Payments and a $5.1 million impairment charge for Permitting.  These reductions were largely due to material differences between our forecasts and actual results.  The COVID-19 pandemic has had a negative impact on the growth plans of these reporting units.  Significant judgment was required to estimate the fair value of the reporting unit including long-term cash flow forecasts, and the Company obtained the assistance of a third-party valuation specialist.

For the year ended December 31, 2020, the Company recorded goodwill impairment of $2.0 million. The Company determined that the fair value of the Grants Management reporting unit was less than its carrying value. As a result, the Company recorded a $2.0 million impairment charge.  This reduction was largely due to the reporting unit’s inability to service its existing backlog during the COVID-19 pandemic.  Significant judgment was required to estimate the fair value of the reporting unit including long-term cash flow forecasts, and the Company obtained the assistance of a third-party valuation specialist.

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

The following table provides a rollforward of Goodwill for the years ended December 31, 2021 and 2020:

			Grants
	Procurement	Payments	Management	Permitting	Budget	Total
Balance at December 31, 2019	68,744	88,327	47,140	21,956	60,468	286,635
Goodwill impairment	—	—	(2,000)	—	—	(2,000)
Balance at December 31, 2020	68,744	88,327	45,140	21,956	60,468	284,635
Goodwill impairment	—	(10,705)	—	(5,122)	—	(15,827)
Balance at December 31, 2021	68,744	77,622	45,140	16,834	60,468	268,808

Intangible Assets

Identifiable intangible assets consist of the following as of December 31, 2021 and 2020:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents / Developed Technology	$60,084	$(21,494)	$38,590
Trade Names / Trademarks	16,348	(4,836)	11,512
Customer Relationships	51,003	(14,630)	36,373
Non-Compete Agreements	1,162	(1,109)	53
Total Intangibles	$128,597	$(42,069)	$86,528

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents / Developed Technology	$60,084	$(14,026)	$46,058
Trade Names / Trademarks	16,348	(3,227)	13,121
Customer Relationships	51,003	(9,514)	41,489
Non-Compete Agreements	1,162	(723)	439
Total Intangibles	$128,597	$(27,490)	$101,107

Amortization expense recognized by the Company related to intangible assets for the years ended December 31, 2021 and 2020 was $14.6 million and $14.7 million, respectively. There were no impairment charges recorded for amortizable intangible assets for the years ended December 31, 2021 and 2020.

The following are the useful lives of acquired intangible assets:

Useful Lives (Years)
Patents / Developed Technology	8
Trade Names / Trademarks	1-10
Customer Relationships	10
Non-Compete Agreements	3

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

The estimated aggregate future amortization expense for intangible assets is as follows:

Year ending December 31, 2022	14,276
Year ending December 31, 2023	14,224
Year ending December 31, 2024	14,263
Year ending December 31, 2025	14,224
Year ending December 31, 2026	14,224
Thereafter	15,317
$86,528

Note 5. Share-Based Compensation

Stock Options

In connection with the Acquisition, the Company adopted a stock option plan and issued 408,667 stock options to employees. The total fair value of the stock options at the grant date was $3.6 million.

A summary of stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Total
	Number of	Exercise	Life (in	Intrinsic
	Shares	Price	years)	Value
Outstanding as of December 31, 2020	245,904	$2.26	7.0	$1,130
Granted	—	—	—	—
Exercised	(5,133)	1.16
Forfeited/expired	(350)	1.16
Outstanding as of December 31, 2021	240,421	$2.28	6.0	$1,099
Options vested and exercisable	226,380	$2.27	5.9	$1,036

For the years ended December 31, 2021 and 2020, the Company recorded approximately $0.1 and $0.4 million of share-based compensation expense, respectively, related to the stock options. As of December 31, 2021, the Company has less than $0.1 million of unrecognized share-based compensation cost which will be recognized over 0.3 years.

Restricted Stock Units

Subsequent to the Acquisition, the Company adopted a plan to issue restricted stock units (“RSUs”) to employees as annual performance awards. RSUs may vest in ratable annual installments over either one, two, three or four years, as applicable, from the grant date, or RSUs may vest subject to the achievement of certain performance conditions over a two- or three-year performance period, in each case, assuming continuous service by the employees through the applicable vesting dates.

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

A summary of the Company's restricted stock units and related information is as follows:

		Weighted Average
	Number of Units	Grant Price
Unvested as of December 31, 2020	3,280,290	$4.94
Granted	2,129,709	6.47
Vested	(1,198,172)	4.99
Forfeited/expired	(460,521)	5.43
Unvested as of December 31, 2021	3,751,306	$5.73

For the years ended December 31, 2021 and 2020, the Company recorded approximately $9.9 and $8.2 million of share-based compensation expense, respectively, related to the RSUs. As of December 31, 2021, the Company had unrecognized share-based compensation expense related to all unvested restricted stock units of $12.1 million. The weighted average remaining contractual term of unvested RSUs that is time based is approximately 0.8 years at December 31, 2021.  As of December 31, 2021, 1,059,776 unvested RSUs contained performance conditions.

Note 6. Leases

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

The following summarizes quantitative information about the Company’s leases:

Year Ended December 31, 2021

			Grants
	Procurement	Payments	Management	Budget	Total
Finance lease cost
Amortization of right-of-use assets	$—	$183	$—	$—	$183
Interest	—	69	—	—	69
Operating lease cost	456	461	112	426	1,455
Total lease cost	$456	$713	$112	$426	$1,707

				Grants
	Procurement	Payments		Management	Budget	Total
Weighted-average remaining lease term – finance leases	N/A	0.3		N/A	N/A	0.6
Weighted-average remaining lease term – operating leases	0.5	N/A		1.0	8.8	8.7
Weighted-average discount rate – finance leases	N/A	13.0%		N/A	N/A	13.0%
Weighted-average discount rate – operating leases	9.7%	N/A	%	8.0%	4.8%	4.9%

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

As of December 31, 2021, future minimum lease payments under non-cancellable leases are as follows:

		Grants		Operating	Finance
	Procurement	Management	Budget	Leases	Leases
Year Ending December 31, 2022	$248	$123	$429	$800	$156
Year Ending December 31, 2023	—	10	382	392	—
Year Ending December 31, 2024	—	—	367	367	—
Year Ending December 31, 2025	—	—	416	416	—
Year Ending December 31, 2026	—	—	416	416	—
Thereafter	—	—	1,686	1,686	—
Total	$248	$133	$3,696	$4,077	$156
Less present value discount	—	(7)	(773)	(780)	(16)
Present value of lease liabilities	$248	$126	$2,923	$3,297	$140

Note 7. Term Loans

Credit Facility

On February 14, 2020, the Company entered into an unsecured term loan credit facility (“February 2020 Credit Facility”) that provides for borrowing of term loans in an aggregate principal amount of $12.0 million.  The credit facility had a maturity date of twelve months from the borrowing date of the term loans.  On the closing date, the Company fully drew on the credit facility net of deferred issuance costs of $0.7 million.  The $0.7 million of deferred issuance costs included $0.4 million of fees to be applied against interest and $0.3 million of other issuance costs.  Amounts outstanding under the credit facility bore interest from the date the term loans were first made until the last day of the fiscal month immediately following the six-month anniversary of such initial borrowing date at a rate per annum equal to twelve percent.  Commencing on the first day of each fiscal month thereafter, the interest rate increased by one percent per annum until the termination date.  The February 2020 Credit Facility was terminated on November 13, 2020 and $0.2 million of unamortized deferred issuance costs were expensed and included in other income, net.

On November 13, 2020, the Company entered into a senior secured term loan facility (“November 2020 Credit Facility”) that provides for borrowing of term loans in an aggregate principal amount of $25,000,000. The November 2020 Credit Facility has a maturity date of 30 months from the borrowing of the term loans. On the closing date, the Company fully drew on the November 2020 Credit Facility and replaced the Company's February 2020 Credit Facility. Amounts outstanding under the November 2020 Credit Facility accrue interest at a rate of eight percent plus LIBOR or 8.15% at December 31, 2020 and two percent payment-in-kind (“PIK”) interest.  The November 2020 Credit Facility is supported by a security interest in the assets of the Company and includes certain financial covenants pertaining to annual recurring revenue, revenue, and cash.  As of December 31, 2021 and 2020, the Company was compliant with all financial covenants.

For the years ended December 31, 2021 and 2020, the Company recognized $2.7 million and $1.1 million of interest expense under the February 2020 and November 2020 Credit Facilities and approximately $0.7 and $0.5 million of debt issuance costs, respectively.  At December 31, 2021, the Company had accrued approximately $0.3 million of accrued interest.

Paycheck Protection Plan Loans (PPP Loans)

In April and May 2020, the Company’s subsidiaries CityBase, eCivis, and Sherpa received $2.0 million, $0.9 million and $0.2 million, respectively, in loan proceeds from the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration of the United States government.  This program was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was created to provide fast and direct economic assistance for American workers, families, small businesses, and preserves jobs for American industries.  The Company

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

used the funds to support the compensation expenses related to its U.S. employees.  These loans mature two years from the date of issuance and accrue interest at a rate of one percent per annum, and the Company accounted for these loans in accordance with ASC 470.  During the year ended December 31, 2021, the Company recognized $3.2 million in gains on extinguishment of debt associated with the forgiveness of these loans.  As of December 31, 2021, all outstanding loans under the PPP had been forgiven.

The Company’s term loans are summarized as follows:

November 2020 Credit Facility
Principal	$ 25,000
Payment-in-kind ("PIK") accrued interest	599
Unamortized deferred issuance costs	(958)
Term loans, net	$ 24,641

Maturity date	May 2023
Interest rate	8% + LIBOR
PIK interest rate	2%

Note 8. Income Taxes

The components of the income tax provision (benefit) are as follows:

	2021	2020
Domestic
Federal
Current	$123	$234
Deferred	—	(1,640)
State
Current	57	108
Deferred	—	(251)

Foreign
Current	427	—
Deferred	242	(890)
Total	$849	$(2,439)

A reconciliation of the US federal statutory tax rates and the effective tax rates is as follows:

	2021	2020
Statutory federal income tax provision	21.0%	21.0%
State taxes, net of federal income tax effect	4.2%	4.5%
Foreign taxes	0.3%	0.6%
Permanent items	(7.7)%	(6.8)%
Valuation allowance	(20.0)%	(14.2)%
Other	0.6%	0.4%
Total	(1.6)%	5.5%

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

Deferred tax assets (liabilities) comprised the following temporary differences between the financial statement carrying amounts and the tax basis of assets at December 31 and income tax attributes:

	2021	2020
Deferred tax assets:
Settlement amount	$—	$985
Stock-based compensation	2,718	2,391
Lease liability	4	125
Net operating losses	30,131	20,858
Tax credits	589	589
Deferred revenue	410	1,380
Deferred commissions	656	819
Other	1,017	496
Total deferred tax assets	35,525	27,643
Less: valuation allowance	(17,974)	(7,367)
Deferred tax assets, net of valuation allowance	17,551	20,276

Deferred tax liabilities:
Property and equipment	(720)	(901)
Intangible assets	(33,099)	(36,177)
Right of use assets	(159)	(119)
State deferreds	(1,154)	(561)
Other	(157)	(12)
Total deferred tax liabilities	(35,289)	(37,770)
Net deferred taxes	$(17,738)	$(17,494)

The Company’s valuation allowance for the years ended December 31, 2021 and 2020 was approximately $18.0 million and $7.4 million, respectively, relating to U.S. tax credits and federal net operating losses that we do not believe a tax benefit is more likely than not to be realized.

The Company has approximately $89.9 million of United States federal net operating losses and $10.3 million of Canadian federal net operating losses.  The United States federal net operating losses will begin to expire in 2033.  The Canadian federal net operating losses will begin to expire in 2039.

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

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

As of December 31, 2021 and 2020, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance. The Company would classify interest and penalties related to uncertain tax positions as income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2021.

Note 9. Commitments and Contingencies

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

As of December 31, 2021 and 2020, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

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

Shares issued in the Acquisition

As part of the consideration for the Acquisition, the Company issued (a) 11,973,154 shares of common stock (as adjusted by the Measurement Period Adjustment below), of which 3,955,442 were redeemable at the option of the Company (the “Acquisition Redemption Shares”), (b) 2.6 million Class A and 0.5 million Class C shares (the “Class C Shares”) of Questica Exchangeco (the “Questica Shares”) and 2,161,741 shares of Bonfire Exchangeco shares (collectively, the “Exchange Shares”) that are exchangeable into an equal number of common stock.  The Exchange Shares are recorded as common shares of the Company.  The Company also issued 1,000,000 Class B shares of Questica Shares which are not exchangeable for common stock and thus have no value. The shares issued as consideration in the Acquisition were valued at $10 per share in the accompanying condensed consolidated financial statements.

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

For the period from the Closing Date to December 31, 2019, there was a “Measurement Period Adjustment” to change $41,500, or 4,150 shares, of stock consideration to cash consideration.

During the year-ended December 31, 2019, the option to redeem 3,155,961 shares from the acquisition of CityBase was not exercised and expired and the 100,000 OC Redeemable Shares were redeemed.  As of December 31, 2019, 525,060 shares of the Acquisition Redemption Shares, resulting from the Redeemable Shares from the acquisition of eCivis, remain redeemable at the option of the Company.  The Redeemable Shares from the acquisition of eCivis required the Company to simultaneously redeem the Additional Shares (equal to 40% of the number of Redeemable Shares being redeemed).  If the Redeemable Shares were not redeemed by February 12, 2020 and February 12, 2021, respectively, the Company was required to issue additional shares, as calculated based on the number of outstanding Redeemable Shares.  On February 20, 2020, the Company issued 334,254 of these additional shares with respect to the February 12, 2020 deadline and recorded a loss of $2.1 million.

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

In March 2020 and April 2020, 246,097 and 230,199 shares of the Bonfire Exchangeco Shares were converted into the Company’s common stock on a one-for-one basis, respectively.  In September 2020, to correct an over allocation of common shares held in escrow, 352,675 shares of common stock were returned to the Company and 352,675 of the Bonfire Exchangeco Shares were issued to the Bonfire Holders.  During the year ended December 31, 2021, 386,528 exchangeable shares were converted to shares of the Company’s common stock.

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

During the year ended December 31, 2021, the Company issued 935,633 shares of common stock for $6.8 million in proceeds.

Share Repurchases

In March 2019, the Company redeemed 100,000 shares of common stock, the OC Redeemable Shares, for a promissory note in the principal amount of $1,000,000, which was subsequently repaid in March 2019, and included these in Treasury Stock in the accompanying condensed consolidated balance sheets.

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

For the period from the Closing Date to December 31, 2019, the Company repurchased 616,366 shares of common stock for $5.2 million.  These shares were included in Treasury Stock in the accompanying condensed consolidated balance sheets at the stock price on the date of the repurchases, or $4.2 million, and the remaining $1.0 million is included in Loss from repurchase of shares in the condensed consolidated statements of operations and comprehensive loss.

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

During the year ended December 31, 2020, the Company purchased 127,712 shares of common stock from employees under the Company’s RSU plan.

Preferred Shares – GTY is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were no preferred shares issued or outstanding.

Warrants

At December 31, 2021 and 2020, there were a total of 27,093,334 warrants outstanding. The warrants were originally sold as part of the units offered in the IPO. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants.

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

GTY TECHNOLOGY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share amounts)

Note 11. Segment Reporting

The Company conducts the business through the following five operating segments: Procurement, Payments, Grants Management, Permitting, and Budget.

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

	Corporate	Procurement	Payments	Grants Management	Permitting	Budget	Total

Year Ended December 31, 2021
Total revenue	$—	10,559	12,848	7,663	2,778	26,605	$60,453
Cost of revenues	—	2,047	8,258	3,157	700	8,210	22,372
Income (loss) from operations	(7,863)	(2,959)	(25,197)	(4,212)	(6,869)	1,598	(45,502)
Amortization of intangible assets	—	2,642	5,496	1,302	1,203	3,936	14,579
Depreciation expense	1	182	359	37	14	427	1,020
Interest income (expense), net	(3,425)	1	54	6	—	—	(3,364)
Benefit from (provision for) income taxes	(1,743)	496	—	1,243	501	(1,346)	(849)

Year Ended December 31, 2020
Total revenue	$—	7,806	8,863	6,693	2,645	22,121	$48,128
Cost of revenues	—	1,520	6,682	3,030	563	6,673	18,468
Loss from operations	(10,459)	(4,750)	(22,557)	(4,233)	(2,220)	1,501	(42,718)
Amortization of intangible assets	—	2,658	5,504	1,310	1,208	4,001	14,681
Depreciation expense	—	138	459	41	—	225	863
Interest income (expense), net	(1,663)	2	(92)	(6)	—	1	(1,758)
Benefit from (provision for) income taxes	(1,334)	691	1,922	1,294	669	(803)	2,439

As of December 31, 2021
Goodwill	$—	68,744	77,622	45,140	16,834	60,468	$268,808
Assets	15,063	92,352	84,940	53,168	22,186	127,235	394,944

As of December 31, 2020
Goodwill	$—	68,744	88,327	45,140	21,956	60,468	$284,635
Assets	31,407	92,841	110,339	55,676	28,474	113,710	432,447

Revenues from North America customers accounted for greater than 90% of the Company’s revenues for the periods presented.

Note 12. Subsequent Events

The compensation committee of our board of directors approved a grant on February 10, 2022 of restricted stock units to employees totaling 202,098 shares.  Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).   Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to this Item will be included in an amendment to this report or the proxy statement to be filed pursuant to Regulation 14A for our 2022 Annual Stockholders’ meeting and is incorporated by reference in this report.

Delinquent Section 16(a) Reports

Name of Filer	Number of Reports Filed Late	Number of Transactions Not Reported on a Timely Basis
Justin Kerr	1	1

This transaction now has been reported and the Company has refined its controls to help avoid future administrative errors.

Item 11. Executive Compensation

Incorporated by reference from the information under the captions "Named Executive Officer Compensation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information under the captions "Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management" and "Equity Compensation Plan Information" in our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information under the captions "Corporate Governance at Groupon," "Board Independence and Expertise" and "Certain Relationships and Related Party Transactions" in our 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the information under the caption "Independent Registered Public Accounting Firm" in our 2022 Proxy Statement.

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
1.1

At Market Issuance Sales Agreement dated November 25, 2020 with B. Riley Securities, Inc. and Needham & Company LLC (collectively, the “Sales Agents”) with respect to an at-the-market offering program under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share having an aggregate offering price of up to $10,000,000 through the Sales Agents (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2020).

1.2

At Market Issuance Sales Agreement dated February 4, 2022 with the Sales Agents with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share having an aggregate offering price of up to $10,000,000 through the Sales Agents, and under which the parties agreed that the At Market Issuance Sales Agreement dated November 25, 2020 between them had terminated (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2022).

2.1

Agreement and Plan of Merger, dated September 12, 2018, by and among GTY Technology Holdings Inc., a Cayman Islands exempted company (“GTY Cayman”), GTY Technology Holdings Inc., a Massachusetts corporation, formerly known as GTY Govtech, Inc. (the “Company”) and GTY Technology MergerSub, Inc. (incorporated by reference to Exhibit 2.1 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on September 12, 2018).

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

2.3

Agreement and Plan of Merger, dated September 12, 2018, by and among CityBase, Inc., GTY Cayman, the Company, GTY CB Merger Sub, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.3 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on September 12, 2018), as amended by Amendment No. 1 thereto, dated October 31, 2018 (incorporated by reference to GTY Cayman’s Current Report on Form 8-K filed with the SEC on November 5, 2018), Amendment No. 2 thereto, dated December 28, 2018 (incorporated by reference to Exhibit 2.2 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on January 4, 2019) and Amendment No. 3 thereto, dated February 12, 2019 (incorporated by reference to Exhibit 2.1 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on February 14, 2019).

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

2.8	Form of eCivis Shareholder Agreements (incorporated by reference to Exhibit 2.2 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on February 14, 2019).

2.9	Form of OpenCounter Shareholder Agreements (incorporated by reference to Exhibit 2.3 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on February 14, 2019).

2.10

Questica Shareholder Agreement, dated February 12, 2019, by and among GTY Cayman, the Company, Shockt Inc. and 1176368 B.C. Ltd. (incorporated by reference to Exhibit 2.4 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on February 14, 2019).

2.11

Sherpa Shareholder Agreement, dated February 12, 2019, by and among GTY Cayman, the Company and David Farrell (incorporated by reference to Exhibit 2.5 to GTY Cayman’s Current Report on Form 8-K filed with the SEC on February 14, 2019).

2.12

Amendment No. 1, dated February 19, 2019, to the Amended and Restated Agreement and Plan of Merger, dated December 28, 2018, by and among Open Counter Enterprises Inc., GTY Cayman, OC Merger Sub, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2019).

2.13

Amendment No. 3, dated February 12, 2019, to the Agreement and Plan of Merger, dated September 12, 2018, by and among CityBase, Inc., GTY Cayman, the Company, GTY CB Merger Sub, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to GTY Cayman's Current Report on Form 8-K filed with the SEC on February 14, 2019).

3.1	Articles of Organization of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2019).

3.2	Restated Articles of Organization of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2019).

3.3	Bylaws of the Company (incorporated by reference to Annex J to the Company’s Registration Statement on Form S-4 (File No. 333-229189), filed with the SEC on January 11, 2019).

3.4

Amended and Restated Bylaws of GTY Technology Holdings Inc.(f/k/a GTY Govtech, Inc.) dated July 26, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2021).

4.1	Specimen Stock Certificate of the Company (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 (File No. 333-229189), filed with the SEC on January 11, 2019).

4.2	Specimen Warrant Certificate (incorporated by reference to the Exhibit 4.3 to GTY Cayman’s Registration Statement on Form S-1 (File No. 333-213809), filed with the SEC on September 26,2016).

4.3

Warrant Agreement between GTY Cayman and Continental Stock Transfer & Trust Company, dated as of October 26, 2016 (incorporated by reference to Exhibit 4.4 to GTY Cayman’s Current Report on Form 8-K, filed with the SEC on November 1, 2016).

4.4

Assignment and Assumption Agreement, dated February 19, 2019, by and between GTY Cayman, the Company and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2019).

4.5

Assignment and Acknowledgement, dated as of September 20, 2021, by and among Continental Stock Transfer & Trust Company, Broadridge Corporate Issuer Solutions, Inc. and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2021).

4.6

Amendment to Warrant Agreement, dated as of September 20, 2021, by and between the Company and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2021).

4.7	Description of Securities

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

10.6

Form of GTY Technology Holdings Inc. Amended and Restated 2019 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A, filed with the SEC on April 29, 2020).

10.7

Form of GTY Technology Holdings Inc. 2019 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2019).

10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed with the SEC on March 18, 2019).

10.9	Form of Subscription Agreement (incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on June 5, 2019).

10.10

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

10.11

Loan and Security Agreement dated November 13, 2020 by and among the Company, each of the subsidiary guarantors from time to time party thereto, the financial institutions from time to time party thereto, and Acquiom Agency Services LLC, as agent for the Lenders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2020).

10.12

First Amendment to Loan and Security Agreement dated February 4, 2022 by and between GTY Technology Holdings Inc. and Clover Private Credit Opportunities Origination II L.P. (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on February 7, 2022).

10.13

Amended and Restated Employment Agreement dated April 15, 2021 between the Company and David Farrell (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2021) (the “Farrell Employment Agreement”).

10.14

Waiver and Consent by David Farrell dated January 26, 2022 with respect to the Farrell Employment Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2022).

10.15

Amended and Restated Employment Agreement dated April 29, 2021 between the Company and John Curran (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2021) (the “Curran Employment Agreement”).

10.16

Waiver and Consent by John Curran dated January 26, 2022 with respect to the Curran Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2022).

10.17

Amended and Restated Employment Agreement dated July 1, 2021 between the Company and TJ Parass (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2021) (the “Parass Employment Agreement”).

10.18

Waiver and Consent by TJ Parass dated January 26, 2022 with respect to the Parass Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2022).

21.1	Subsidiaries of the Company.

23.1	Consent of WithumSmith + Brown, PC.

24.1	Powers of Attorney (included on the signature page of this Form 10-K).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTY TECHNOLOGY HOLDINGS INC.

Date: February 18, 2022	By:	/s/ TJ Parass
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

/s/ TJ Parass	Chief Executive Officer, President and Director	February 18, 2022
TJ Parass	(principal executive officer)

/s/ John J. Curran	Chief Financial Officer, Treasurer	February 18, 2022
John J. Curran	(principal financial officer)

/s/ Justin Kerr	Controller and Chief Accounting Officer	February 18, 2022
Justin Kerr	(principal accounting officer)

/s/ William D. Green	Chairman of the Board	February 18, 2022
William D. Green

/s/ Harry L. You	Vice Chairman of the Board	February 18, 2022
Harry L. You

/s/ Randolph Cowen	Director	February 18, 2022
Randolph Cowen

/s/ Joseph M. Tucci	Director	February 18, 2022
Joseph M. Tucci

/s/ Charles Wert	Director	February 18, 2022
Charles Wert