Form 10-Q
period 2022-03-31
GTY Technology Holdings Inc.
filed 2022-05-13
CIK 1682325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of May 13, 2022, 59,409,278 shares of common stock, par value $0.0001 per share, were outstanding.

GTY TECHNOLOGY HOLDINGS INC.

Form 10-Q

For the Quarter Ended March 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,274	$13,329
Accounts receivable, net	13,510	12,604
Prepaid expenses and other current assets	5,766	4,191
Total current assets	30,550	30,124

Property and equipment, net	3,120	3,208
Finance lease right of use assets	643	722
Operating lease right of use assets	3,281	1,876
Intangible assets, net	82,935	86,528
Goodwill	268,808	268,808
Other assets	3,860	3,678
Total assets	$393,197	$394,944

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,430	$5,483
Deferred revenue - current portion	28,688	26,816
Finance lease liability - current portion	41	140
Operating lease liability - current portion	827	581
Contingent consideration - current portion	547	13
Total current liabilities	37,533	33,033

Deferred revenue - less current portion	1,687	1,979
Warrant liability	1,912	4,868
Deferred tax liability	17,137	17,738
Contingent consideration - less current portion	40,807	43,032
Term loans, net	24,940	24,641
Operating lease liability - less current portion	3,859	2,716
Total liabilities	127,875	128,007

Commitments and contingencies

Shareholders’ equity:
Common stock	6	6
Exchangeable shares	47,447	50,358
Additional paid in capital	407,851	401,507
Accumulated other comprehensive loss	(437)	(44)
Treasury stock	(8,343)	(8,343)
Accumulated deficit	(181,202)	(176,547)
Total shareholders' equity	265,322	266,937
Total liabilities and shareholders’ equity	$393,197	$394,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Amounts in thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Revenues	$15,900	$13,259
Cost of revenues	6,037	4,742
Gross Profit	9,863	8,517

Operating expenses
Sales and marketing	5,245	3,762
General and administrative	6,295	5,193
Research and development	4,033	2,985
Amortization of intangible assets	3,593	3,599
Change in fair value of contingent consideration	(1,677)	1,114
Total operating expenses	17,489	16,653
Loss from operations	(7,626)	(8,136)

Other income (expense)
Interest expense, net	(687)	(859)
Loss from repurchase/issuance of shares	—	(5,333)
Change in fair value of warrant liability	2,956	(4,038)
Gain on extinguishment of debt	—	239
Other income (loss), net	(41)	(71)
Total other income (expense), net	2,228	(10,062)

Loss before income taxes	(5,398)	(18,198)
Benefit from income taxes	743	170
Net loss	(4,655)	(18,028)

Net loss per share, basic and diluted	$(0.08)	$(0.32)
Weighted average common shares outstanding, basic and diluted	58,033	55,828

Net loss	$(4,655)	$(18,028)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	(393)	255
Total other comprehensive gain (loss)	(393)	255
Comprehensive loss	$(5,048)	$(17,773)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share amounts)

Three Months Ended March 31, 2022

								Accumulated
					Additional			Other	Total
	Common Stock		Exchangeable Shares		Paid in	Treasury	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Loss	Equity
Balance - December 31, 2021	57,604,854	$6	5,586,251	$50,358	$401,507	$(8,343)	$(176,547)	$(44)	$266,937
Net loss	—	—	—	—	—	—	(4,655)	—	(4,655)
Foreign currency translation loss	—	—	—	—	—	—	—	(393)	(393)
Share-based compensation	—	—	—	—	3,432	—	—	—	3,432
Vested and issued restricted stock units	1,399,254	—	—	—	—	—	—	—	—
Stock option exercises	1,155	—	—	—	1	—	—	—	1
Common stock issued for exchangeable shares	291,167	—	(291,167)	(2,911)	2,911	—	—	—	—
Balance - March 31, 2022	59,296,430	$6	5,295,084	$47,447	$407,851	$(8,343)	$(181,202)	$(437)	$265,322

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

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,655)	$(18,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	257	253
Amortization of intangible assets	3,593	3,599
Amortization of right of use assets	269	279
Share-based compensation	3,432	1,823
Deferred income tax benefit	(601)	(170)
Loss on issuance/repurchase of shares	—	5,333
Change in fair value of warrant liability	(2,956)	4,038
Change in fair value of contingent consideration	(1,677)	1,114
Amortization of deferred debt issuance costs	166	172
Accrual of paid in kind interest	132	130
Gain on extinguishment of debt	—	(239)
Bad debt expense	—	5
Loss on disposal of fixed assets	—	24
Changes in operating assets and liabilities:
Accounts receivable	(866)	(789)
Prepaid expenses and other assets	(1,749)	(1,536)
Accounts payable and accrued liabilities	1,799	(813)
Deferred revenue and other liabilities	1,394	1,747
Operating lease liabilities	(229)	(348)
Net cash used in operating activities	(1,691)	(3,406)

Cash flows from investing activities:
Capital expenditures	(170)	(31)
Proceeds from disposal of fixed assets	—	6
Net cash used in investing activities	(170)	(25)

Cash flows from financing activities:
Contingent consideration payments	(14)	(28)
Stock options exercises	1	1
Common stock repurchases	—	(8,043)
Proceeds from issuance of common stock, net of costs	—	6,790
Repayments of finance lease liabilities	(99)	(144)
Net cash used in financing activities	(112)	(1,424)

Effect of foreign currency on cash and cash equivalents	(82)	(9)

Net change in cash and cash equivalents	(2,055)	(4,864)
Cash and cash equivalents, beginning of period	13,329	22,800
Cash and cash equivalents, end of period	$11,274	$17,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SUPPLEMENTAL CASH FLOWS DISCLOSURE

(Amounts in thousands)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$518	$510

Noncash Investing and Financing Activities:
Exchangeable shares converted to common stock	$2,911	$3,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTY TECHNOLOGY HOLDINGS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2022

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

Questica, a Budget Business

Questica Software Inc. (“Questica” and, collectively with Sherpa, “Budget”) is a British Columbia corporation organized in 1998 and headquartered in Burlington, Ontario, Canada.  Questica designs and develops budgeting software that

GTY TECHNOLOGY HOLDINGS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2022

(Amounts in tables in thousands, except share and per share amounts)

supports the unique requirements of the public sector. The Questica suite of products are part of a comprehensive web-based budgeting preparation, performance, management, data visualization and visual publication solution that enables public sector and non-profit organizations to improve and shorten their budgeting cycles.

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

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $181.2 million at March 31, 2022, a net loss of approximately $4.7 million, approximately $1.7 million net cash used in operating activities for the three months ended March 31, 2022, and $30.0 million of term loans due within 12 months of the date of these condensed consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further expand its customer base; scale up its production of various products; increase revenue; and replace the term loans with financing with terms similar to the current agreement in place; however, the Company’s cash position may not be sufficient to support its daily operations through the next twelve months from the date of filing this 10-Q. While the Company believes in the viability of its platform and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 18, 2022.

GTY TECHNOLOGY HOLDINGS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2022

(Amounts in tables in thousands, except share and per share amounts)

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2022.

Certain reclassifications have been made to conform to current period presentation.  These reclassifications include the presentation of the gain on extinguishment of debt and the proceeds from the disposal of fixed assets.  There was no impact to net loss or net change in cash and cash equivalents, respectively.

Principles of Consolidation

The condensed consolidated financial statements include all accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in the accompanying condensed consolidated financial statements.

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

COVID-19 Update

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause customer slowdowns or shutdowns, depress demand, and adversely impact results of operations. During the quarter ended March 31, 2022, the Company faced significant uncertainties and continues to expect uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic.   Estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the consolidated financial statements.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on February 18, 2022.

Fair Value

The fair value of an asset or liability is the price that would be received to sell an asset or transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and

GTY TECHNOLOGY HOLDINGS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2022

(Amounts in tables in thousands, except share and per share amounts)

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

The Company’s only material financial instruments carried at fair value as of March 31, 2022 and December 31, 2021, with changes in fair value flowing through current earnings, consist of contingent consideration liabilities recorded in conjunction with business combinations and the fair value of its warrant liabilities are as follows:

		Fair Value Measurement at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Contingent consideration – current	$547	$—	$—	$547
Contingent consideration – long term	40,807	—	—	40,807
Warrant liability	1,912	—	—	1,912
Total liabilities measured at fair value	$43,266	$—	$—	$43,266

		Fair Value Measurement at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Contingent consideration – current	$13	$—	$—	$13
Contingent consideration – long term	43,032	—	—	43,032
Warrant liability	4,868	—	—	4,868
Total liabilities measured at fair value	$47,913	$—	$—	$47,913

There were no transfers made among the three levels in the fair value hierarchy during the three months ended March 31, 2022.

The following tables present additional information about Level 3 liabilities measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for liabilities within the Level 3 category may include changes in

GTY TECHNOLOGY HOLDINGS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2022

(Amounts in tables in thousands, except share and per share amounts)

fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Changes in contingent consideration liabilities measured at fair value from December 31, 2021 to March 31, 2022 were as follows:

Contingent consideration – December 31, 2021	$43,045
Change in fair value of contingent consideration	(1,677)
Payments of contingent consideration	(14)
Contingent consideration – March 31, 2022	$41,354

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

As of March 31, 2022, the contingent consideration liability consists of consideration due to former shareholders of CityBase and shareholders associated with an asset purchase by eCivis prior to the Acquisition.

Shareholders associated with CityBase may receive, upon CityBase’s trailing twelve-month net revenue exceeding $37.0 million, or the CityBase threshold, on or prior to December 31, 2048, an earnout payment equal to a number of shares (or, in the case of certain individuals associated with CityBase who are not accredited investors, the cash value thereof) of our common stock calculated by dividing $54.5 million by the greater of (x) $10.00 or (y) the volume-weighted average closing price for the shares of our common stock for the 30 trading days immediately preceding the payment date.  The fair value of contingent consideration as of March 31, 2022 is $40.8 million.  The valuation of contingent consideration as of March 31, 2022 was derived from a Monte Carlo simulation of payout patterns from revenue estimates provided by the Company.

Pursuant to the terms of a 2018 asset purchase agreement by eCivis, shareholders associated with the purchase may receive cash consideration equal to 7.5% of new revenue between $500,000 and 999,999.99, 10% of new revenue above $1,000,000, 2% of renewal revenue up to 249,999.99 3% of renewal revenue between $250,000.00 to $749,999.99 and 5% above $750,000.00 in each earn-out year beginning in 2018 and ending in 2022.  Only revenue derived from the acquired assets is eligible.  The potential undiscounted amount of all future payments that the Company could be required to make

GTY TECHNOLOGY HOLDINGS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2022

(Amounts in tables in thousands, except share and per share amounts)

is unlimited.  The total fair value of the associated contingent liability as of March 31, 2022 is approximately $0.5 million.  The valuation of contingent consideration as of March 31, 2022 was derived from a discounted cash flow model based on expected payment amounts estimated by the Company.

Changes in the warrant liability measured at fair value from December 31, 2021 to March 31, 2022 were as follows:

Warrant liability – December 31, 2021	$4,868
Change in fair value of warrant liability	(2,956)
Warrant liability – March 31, 2022	$1,912

The warrant liability was estimated using a Black-Scholes model derived from a Monte Carlo simulation of the Company’s outstanding public warrants.  These inputs were primarily derived from the implied volatility of the traded public warrant price.  The warrant liability is revalued to fair value each period, and any increase or decrease is recorded in other income (expense).

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

Disaggregation of Revenues

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Subscriptions, support and maintenance	$12,545	$10,165
Professional services	3,012	2,941
License	39	63
Asset sales	304	90
Total revenues	$15,900	$13,259

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

GTY TECHNOLOGY HOLDINGS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2022

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

Revenues from subscription, support and maintenance comprised approximately 79% and 77% of total revenues for the three months ended March 31, 2022 and 2021, respectively.

Professional services.    The Company’s professional services contracts generate revenues on a time and materials or fixed fee basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 19% and 22% of total revenues for the three months ended March 31, 2022 and 2021, respectively.

License. Revenues from distinct licensed software are recognized upfront when the software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised less than 1% of total revenues for the three months ended March 31, 2022 and 2021.

Asset sales. Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the customer and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. Asset sales comprised approximately 2% and 1% of total revenues for the three months ended March 31, 2022 and 2021, respectively.

Net Loss per Share

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed similarly to basic net income per share of common stock except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Due to the net loss for the three months ended March 31, 2022 and 2021, diluted and basic loss per share are the same.

Securities that could potentially dilute net loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2022 and 2021 are as follows:

	2022	2021
Warrants to purchase common stock	27,093,316	27,093,334
Unvested restricted stock units	2,900,250	3,173,584
Options to purchase common stock	239,088	245,112
Total	30,232,654	30,512,030

GTY TECHNOLOGY HOLDINGS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2022

(Amounts in tables in thousands, except share and per share amounts)

Income Taxes

In determining the quarterly benefit from income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter.  The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% as a result of state taxes, foreign taxes and changes in the Company’s valuation allowance for domestic income taxes.  For the three months ended March 31, 2022 and 2021, the Company recorded a $0.7 million and $0.2 million benefit from income taxes, respectively.

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

Accounting Pronouncements Not Yet Adopted

In November 2021, the Financial Accounting Standards Board issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (ASU 2021-10), which requires the disclosure of government assistance received by most business entities relating to: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity's financial statements. This guidance will be effective for our annual financial statements for the year ended December 31, 2022. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

GTY TECHNOLOGY HOLDINGS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2022

(Amounts in tables in thousands, except share and per share amounts)

Note 4. Intangible Assets

The Company recognized goodwill and certain identifiable intangible assets in connection with business combinations. Identifiable intangible assets consist of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents / Developed Technology	$60,084	$(23,350)	$36,734
Trade Names / Trademarks	16,348	(5,235)	11,113
Customer Relationships	51,003	(15,915)	35,088
Non-Compete Agreements	1,162	(1,162)	-
Total Intangibles	$128,597	$(45,662)	$82,935

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents / Developed Technology	$60,084	$(21,494)	$38,590
Trade Names / Trademarks	16,348	(4,836)	11,512
Customer Relationships	51,003	(14,630)	36,373
Non-Compete Agreements	1,162	(1,109)	53
Total Intangibles	$128,597	$(42,069)	$86,528

Amortization expense recognized by the Company related to intangible assets was $3.6 million for each of the three months ended March 31, 2022 and 2021.

The estimated aggregate future amortization expense for intangible assets is as follows:

Nine months ending December 31, 2022	10,683
Year ending December 31, 2023	14,224
Year ending December 31, 2024	14,263
Year ending December 31, 2025	14,224
Year ending December 31, 2026	14,224
Thereafter	15,317
$82,935

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

At March 31, 2022, the Company had operating right of use assets of approximately $3.3 million and operating lease liabilities of approximately $4.7 million, which are included in the condensed consolidated balance sheet.  The right of use

GTY TECHNOLOGY HOLDINGS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2022

(Amounts in tables in thousands, except share and per share amounts)

assets obtained in exchange for new operating lease liabilities was approximately $1.6 million for the three months ended March 31, 2022.

The Company purchases kiosks that are funded by finance leases that expire on various dates through 2023 and are included in fixed assets.  At March 31, 2022, the Company had finance lease right of use assets of $0.6 million and finance lease liabilities of less than $0.1 million.

The following summarizes quantitative information about the Company’s leases:

Three Months Ended March 31, 2022:

			Grants
	Procurement	Payments	Management	Budget	Total
Finance lease cost
Amortization of right-of-use assets	$—	$79	$—	$—	$79
Interest	—	3	—	—	3
Operating lease cost	112	33	30	110	285
Total lease cost	$112	$115	$30	$110	$367

			Grants
	Procurement	Payments	Management	Budget	Total
Weighted-average remaining lease term – finance leases	N/A	0.2	N/A	N/A	0.2
Weighted-average remaining lease term – operating leases	0.3	4.9	0.8	8.6	6.2
Weighted-average discount rate – finance leases	N/A	13.0%	N/A	N/A	13.0%
Weighted-average discount rate – operating leases	10.0%	10.0%	8.0%	4.8%	6.6%

As of March 31, 2022, future minimum lease payments under non-cancellable leases are as follows:

			Grants		Operating	Finance
	Procurement	Payments	Management	Budget	Leases	Leases
Year Ending December 31, 2022	$125	$291	$103	$326	$845	$45
Year Ending December 31, 2023	—	394	—	386	780	—
Year Ending December 31, 2024	—	400	—	371	771	—
Year Ending December 31, 2025	—	407	—	421	828	—
Year Ending December 31, 2026	—	413	—	421	834	—
Thereafter	—	69	—	1,704	1,773	—
Total	$125	$1,974	$103	$3,629	$5,831	$45
Less present value discount	(2)	(424)	(4)	(715)	(1,145)	(4)
Present value of lease liabilities	$123	$1,550	$99	$2,914	$4,686	$41

GTY TECHNOLOGY HOLDINGS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2022

(Amounts in tables in thousands, except share and per share amounts)

Note 6. Term Loans

Credit Facility

On November 13, 2020, the Company entered into a senior secured term loan facility (“November 2020 Credit Facility”) that provides for borrowing of term loans in an aggregate principal amount of $25,000,000. The November 2020 Credit Facility has a maturity date of 30 months from the borrowing of the term loans. Amounts outstanding under the November 2020 Credit Facility accrue interest at a rate of eight percent plus LIBOR and two percent payment-in-kind (“PIK”) interest.  The November 2020 Credit Facility is supported by a security interest in the assets of the Company and includes certain financial covenants pertaining to annual recurring revenue, revenue, and cash.  As of March 31, 2022, the Company was compliant with all financial covenants.

For the three months ended March 31, 2022 and 2021, the Company recognized $0.7 million and $0.8 million of interest expense, including amortization of deferred issuance costs, respectively, under the November 2020 Credit Facility.  At March 31, 2022 and December 31, 2021, the Company had accrued approximately $0.2 million and $0.3 million of accrued cash interest and $0.7 million and $0.6 million of PIK interest, respectively.

The Company’s term loan as of March 31, 2022 is summarized as follows:

November 2020 Credit Facility
Principal	$ 25,000
Payment-in-kind ("PIK") accrued interest	732
Unamortized deferred issuance costs	(792)
Term loans, net	$ 24,940

Maturity date	May 2023
Interest rate	8% + LIBOR
PIK interest rate	2%

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

GTY TECHNOLOGY HOLDINGS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2022

(Amounts in tables in thousands, except share and per share amounts)

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

As of March 31, 2022 and December 31, 2021, the Company has not accrued a liability for any legal proceedings, claims or indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with them is not probable or reasonably estimable.

Note 8. Shareholders’ Equity

Common Stock – GTY is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share.  The Company had 60,917,843 shares issued and 59,296,430 shares outstanding as of March 31, 2022 and 59,226,267 shares issued and 57,604,854 shares outstanding as of December 31, 2021, net of treasury stock.

On February 4, 2022, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley Securities”) and Needham & Company, LLC (“Needham & Company” and together with B. Riley Securities, the “Sales Agents”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $10.0 million through B. Riley Securities and Needham & Company as its sales agents. The issuance and sale, if any, of shares of common stock by the Company under the At Market Sales Agreement will be made pursuant to the Company’s effective registration statement on Form S-3 (File No. 333-262289).  The parties agreed that the At Market Issuance Sales Agreement dated November 25, 2020 between the Company and the Sales Agents (the “Prior ATM Agreement”) has terminated. During the three months ended March 31, 2021, the Company sold 935,633 of common shares for $6.8 million in proceeds under the Prior ATM Agreement.

During the three months ended March 31, 2022 and 2021, the Company issued 291,167 and 358,658 shares of common stock, respectively, for the same number of exchangeable shares to the former shareholders of Questica and Bonfire.

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

Preferred Shares – GTY is authorized to issue 25,000,000 preferred shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

GTY TECHNOLOGY HOLDINGS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2022

(Amounts in tables in thousands, except share and per share amounts)

Warrants

At March 31, 2022, there were a total of 27,093,316 warrants outstanding including 18,400,000 public warrants and 8,693,316 private warrants. The warrants were originally sold as part of the units offered in the Company’s initial public offering and expire five years from the date of the Acquisition or February 2024. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants.

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

A summary of stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Total
	Number of	Exercise	Life (in	Intrinsic
	Shares	Price	years)	Value
Outstanding as of December 31, 2021	240,421	$2.28	6.0	$1,130
Granted	—	—	—	—
Exercised	(1,155)	1.16
Forfeited/expired	(178)	1.16
Outstanding as of March 31, 2022	239,088	$2.29	5.7	$1,091
Options vested and exercisable	232,401	$2.28	5.7	$1,062

For each of the three months ended March 31, 2022 and 2021, the Company recorded less than $0.1 million of share-based compensation expense related to the options. As of March 31, 2022, the Company has less than $0.1 million of unrecognized share-based compensation cost to be recognized over 0.2 years.

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

GTY TECHNOLOGY HOLDINGS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2022

(Amounts in tables in thousands, except share and per share amounts)

A summary of the Company's RSU’s and related information is as follows:

		Weighted Average
	Number of Units	Grant Price
Unvested as of December 31, 2021	3,751,306	$5.73
Granted	1,375,826	4.20
Vested	(2,022,842)	5.40
Forfeited/expired	(204,040)	5.59
Unvested as of March 31, 2022	2,900,250	$5.25

For the three months ended March 31, 2022 and 2021, the Company recorded approximately $3.4 million and $1.8 million, respectively, of share-based compensation expense related to the RSUs. As of March 31, 2022, the Company had unrecognized share-based compensation expense related to all unvested RSUs of approximately $13.7 million. The weighted average remaining contractual term of unvested RSUs is approximately 1.2 years at March 31, 2022.  177,246 of the unvested RSUs contain performance conditions subject to achieving segment specific revenue and profitability metrics.

GTY TECHNOLOGY HOLDINGS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2022

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

The accounting policies of the operating segments are the same as those described in Note 3. The following provides operating information about the Company’s reportable segments for the periods presented:

	Corporate	Procurement	Payments	Grants Management	Permitting	Budget	Total

Three Months Ended March 31, 2022
Total revenue	$—	2,939	3,046	2,153	729	7,033	$15,900
Cost of revenues	—	676	1,974	1,007	207	2,173	6,037
Income (loss) from operations	(2,627)	(909)	(1,797)	(1,551)	(409)	(333)	(7,626)
Amortization of intangible assets	—	642	1,339	326	302	984	3,593
Depreciation expense	—	43	93	9	1	111	257
Interest income (expense), net	(687)	—	—	—	—	—	(687)
Benefit from (provision for) income taxes	—	859	—	—	—	(116)	743

Three Months Ended March 31, 2021
Total revenue	$—	2,437	2,229	1,750	695	6,148	$13,259
Cost of revenues	—	470	1,566	650	154	1,902	4,742
Loss from operations	(1,756)	(805)	(4,846)	(969)	(387)	627	(8,136)
Amortization of intangible assets	—	651	1,355	323	297	973	3,599
Depreciation expense	—	47	94	9	2	101	253
Interest income (expense), net	(844)	—	(12)	(3)	—	—	(859)
Benefit from (provision for) income taxes	—	—	—	—	—	170	170

As of March 31, 2022
Goodwill	$—	68,744	77,622	45,140	16,834	60,468	$268,808
Assets	9,566	92,919	82,205	52,470	21,600	134,437	393,197

As of December 31, 2021
Goodwill	$—	68,744	77,622	45,140	16,834	60,468	$268,808
Assets	15,063	92,352	84,940	53,168	22,186	127,235	394,944

Revenues from North America customers accounted for greater than 90% of the Company’s revenues for the periods presented.

Note 11. Subsequent Events

Second Amendment to November 2020 Credit Facility

On April 1, 2022, the Company entered into a Second Amendment to the November 2020 Credit Facility (the “Second Amendment”).  Under the Second Amendment, a term loan in the aggregate principal amount of $5,000,000 was made (the “Second Amendment Term Loan”), in addition to the term loan in the aggregate principal amount of $25,000,000 previously made under the November 2020 Credit Facility (the “Initial Term Loan”).  The terms and conditions of the Second Amendment Term Loan are substantially the same as the terms and conditions of the Initial Term Loan, except that (i) the closing fee for the Second Amendment Term Loan is 2.0% rather than 2.5% and (ii) no prepayment fee is payable with respect to the Second Amendment Term Loan.

GTY TECHNOLOGY HOLDINGS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2022

(Amounts in tables in thousands, except share and per share amounts)

Agreement and Plan of Merger

On April 28, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GI Georgia Midco Inc., a Delaware corporation (“Parent”), and GI Georgia Merger Sub Inc., a Massachusetts corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides, subject to its terms and conditions, for the acquisition of the Company by Parent at a price of $6.30 per share of common stock, par value $0.0001, of the Company (each, a “Share”), in cash, without interest and subject to deduction for any required withholding tax (the “Merger Consideration”), through the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are owned by funds affiliated with GI Partners (collectively, “GI Partners”).  The Company’s shareholders will be asked to vote on the approval of the merger agreement at a special meeting of shareholders that will be held on a date to be announced.  The merger agreement is subject to approval by holders of 66⅔% of the outstanding shares of the Company’s capital stock entitled to vote on such matter at the special meeting of shareholders as well as receipt of regulatory approvals and satisfaction of other customary conditions.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 18, 2022. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements can be found in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in this Form 10-Q. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Revenues from subscription, support and maintenance comprised approximately 79% and 77% of total revenues for the three months ended March 31, 2022 and 2021, respectively.

Professional services.     Our professional services contracts generate revenues on a time and materials, fixed fee or subscription basis. Revenues are recognized as the services are rendered for time and materials contracts. Revenues are recognized when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed fee contracts. Revenues are recognized ratably over the contract term for subscription contracts. The milestone method for revenue recognition is used when there is substantive uncertainty at the date the contract is entered into regarding whether the milestone will be achieved. Training revenues are recognized as the services are performed. Revenues from professional services comprised approximately 19% and 22% of total revenues for the three months ended March 31, 2022 and 2021, respectively.

License. Revenues from distinct licensed software are recognized upfront when that software is made available to the customer, which normally coincides with contract execution, as this is when the customer has the risks and rewards of the right to use the software. Revenues from licenses comprised less than 1% for the three months ended March 31, 2022 and 2021.

Asset sales. Revenues from asset sales are recognized when the asset, typically a kiosk, has been received by the customer and is fully operational and ready to accept transactions, which is when the customer obtains control and has the risks and rewards of the asset. Asset sales comprised approximately 2% and 1% of total revenues for the three months ended March 31, 2022 and 2021, respectively.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Total revenues

Our total revenues were $15.9 million for the three months ended March 31, 2022. Excluding the $0.1 million impact of purchase accounting, our total non-GAAP revenues for the three months ended March 31, 2022 was $16.0 million compared to $13.4 million for the three months ended March 31, 2021, representing a 20% increase. This increase was driven by an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers. The change in revenues for each operating segment is provided in the following table (in thousands, except percentages):

	Generally Accepted Accounting Principles (“GAAP”)				Non-GAAP
	Total	Total	Increase /	Increase /	Total	Total	Increase /	Increase /
	Revenues	Revenues	(Decrease)	(Decrease)	Revenues	Revenues	(Decrease)	(Decrease)
	2022	2021	in Dollars	in %	2022	2021	in Dollars	in %
Procurement	$2,939	$2,437	$502	21%	$2,939	$2,437	$502	21%
Payments	3,046	2,229	817	37%	3,175	2,351	824	35%
Grants Management	2,153	1,750	403	23%	2,153	1,750	403	23%
Permitting	729	695	34	5%	729	695	34	5%
Budget	7,033	6,148	885	14%	7,033	6,148	885	14%
Total	$15,900	$13,259	$2,641	20%	$16,029	$13,381	$2,648	20%

A reconciliation of non-GAAP revenues and other non-GAAP financial measures is included in the section titled “Reconciliation of Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q.

Total cost of revenues

Our total cost of revenues for the three months ended March 31, 2022 increased primarily as a result of costs associated with our headcount additions to support our revenue growth. The change in cost of revenues for each operating segment is due to the following (in thousands, except percentages):

	Total Cost of	Total Cost of	Increase /	Increase /
	Revenues	Revenues	(Decrease)	(Decrease)
	2022	2021	in Dollars	in %
Procurement	$676	$470	$206	44%
Payments	1,974	1,566	408	26%
Grants Management	1,007	650	357	55%
Permitting	207	154	53	34%
Budget	2,173	1,902	271	14%
Total	$6,037	$4,742	$1,295	27%

Procurement

Procurement’s total cost of revenues increased by $0.2 million or 44% primarily due to a $0.1 million or 30% increase in salaries and wages driven by a 33% increase in average headcount from March 31, 2021 to March 31, 2022 and a $0.1 million increase in stock-based compensation related to the issuance of restricted stock units.

Payments

Payments’ total cost of revenues increased by $0.4 million or 26% primarily due to a $0.2 million increase in kiosk operations, a $0.1 million increase in costs associated with the sale of kiosks, and a $0.1 million increase in implementation costs.

Grants Management

Grants Management’s total cost of revenues increased by $0.4 million or 55% primary due to a $0.1 million increase in hosting costs, a $0.1 million increase in the cost of third-party contractors to support implementations, a $0.1 million increase in royalty expense, and a $0.1 million or 21% increase in salaries and wages.

Permitting

Permitting’s total cost of revenues increased by $0.1 million or 55% due to a $0.1 million increase in salaries and wages.

Budget

Budget’s total cost of revenues increased by $0.3 million or 14% primarily due to a $0.3 million or 26% increase in salaries and wages driven by a 17% increase in average headcount from March 31, 2021 to March 31, 2022.

Operating expenses (sales and marketing, general and administrative, and research and development)

Our operating expenses (including sales and marketing, general and administrative and research and development expenses) for the three months ended March 31, 2022 have increased due primarily to an increase in salaries and wages from an increase in headcount, reestablishment of business travel, and expansion of third-party costs to support operations. The change in operating expenses for each operating segment is due to the following (in thousands, except percentages):

	Total	Total
	Operating	Operating	Increase /	Increase /
	Expenses	Expenses	(Decrease)	(Decrease)
	2022	2021	in Dollars	in %
Procurement	$2,531	$2,121	$410	19%
Payments	3,208	3,054	154	5%
Grants Management	2,370	1,732	638	37%
Permitting	629	631	(2)	(0)%
Budget	4,207	2,646	1,561	59%
Corporate	2,628	1,756	872	50%
Total	$15,573	$11,940	$3,633	30%

Procurement

Procurement’s total operating expense increased by $0.4 million or 19% primarily due to a $0.3 million or 52% increase in research and development expense, a $0.2 million or 18% increase in sales and marketing expense, and partially offset by a $0.1 million or 8% decrease in general and administrative expense. The increase in research and development expense was primarily due to a $0.3 million or 53% increase in salaries and wages due to a 58% increase in average headcount from March 31, 2021 to March 31, 2022. The increase in sales and marketing expense was primarily due to a $0.2 million or 28% increase in salaries and wages due to a 21% increase in average headcount from March 31, 2021 to March 31, 2022. The decrease in general and administrative expense was primarily due to a $0.1 million decrease in share-based compensation expense.

Payments

Payments’ total operating expense increased by $0.2 million or 5% primarily due to a $0.2 million or 18% increase in research and development expense.  The increase in research and development expense was primarily due to a $0.2 million or 15% increase in salaries and wages due to a 21% increase in average headcount from March 31, 2021 to March 31, 2022.

Grants Management

Grants Management’s total operating expense increased by $0.6 million or 37% primarily due to a $0.4 million or 78% increase in research and development expense and a $0.2 million or 31% increase in sales and marketing expense.  The increase in research and development expense was due to a $0.3 million increase in the cost of third-party contractors.  The increase in sales and marketing expense was due to a $0.2 million or 47% increase in salaries and wages due to a 68% increase in average headcount from March 31, 2021 to March 31, 2022.

Permitting

Permitting’s total operating expense was materially consistent year-over-year.

Budget

Budget’s total operating expense increased by $1.6 million or 59% primarily due to a $0.8 million or 75% increase in sales and marketing expense and a $0.7 million or 69% increase in general and administrative expense.  The increase in sales and marketing expense was primarily due to a $0.4 million or 53% increase in salaries and wages and a $0.3 million increase in share-based compensation expense.  The increase in salaries and wages was due primarily to a 39% increase in average headcount from March 31, 2021 to March 31, 2022.  The increase in general and administrative expense was primarily due to a $0.8 million increase in share-based compensation expense.

Corporate

Corporate expenses are primarily comprised of outside services including legal, accounting and consulting fees, payroll and related expenses, corporate insurance, and share-based compensation.  Corporate expenses increased by $0.9 million or 50% due to a $0.4 million or 29% increase in salaries and wages, a $0.2 million increase in share-based compensation expense, a $0.1 million increase in insurance costs, and a $0.1 million increase in outside services.

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

Gain on extinguishment of debt

Gain on extinguishment of debt is comprised of debt forgiveness associated with loans under the Paycheck Protection Program.

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

Below is a reconciliation of non-GAAP revenues, non-GAAP gross profit and non-GAAP gross margin and non-GAAP loss from operations to their most directly comparable GAAP financial measures (in thousands, except percentages):

	Three Months Ended
	March 31,	December 31,	March 31,
	2022	2021	2021
Revenues	$15,900	$16,620	$13,259
Purchase accounting adjustment to revenue	129	104	122
Non-GAAP Revenues	$16,029	$16,724	$13,381

Gross Profit	$9,863	$10,120	$8,517
Purchase accounting adjustment to revenue	129	104	122
Share-based compensation	447	357	292
Non-GAAP Gross Profit	$10,439	$10,581	$8,931

Gross Margin	62%	61%	64%
Non-GAAP Gross Margin	65%	63%	67%

Loss from operations	$(7,626)	$(20,976)	$(8,136)
Purchase accounting adjustment to revenue	129	104	122
Amortization of intangibles	3,593	3,668	3,599
Share-based compensation	3,432	2,942	1,823
Goodwill impairment expense	—	15,827	—
Change in fair value of contingent consideration	(1,677)	(3,002)	1,114
Non-GAAP Loss from operations	$(2,149)	$(1,437)	$(1,478)

Below is a reconciliation of non-GAAP revenues to revenues by operating segment:

	Three Months Ended March 31,
			Grants			Total
	Procurement	Payments	Management	Permitting	Budget	Revenues
Revenues 2022	$2,939	$3,046	$2,153	$729	$7,033	$15,900
Purchase accounting adjustment to revenues	—	129	—	—	—	129
Non-GAAP Revenues 2021	$2,939	$3,175	$2,153	$729	$7,033	$16,029

Revenues 2021	$2,437	$2,229	$1,750	$695	$6,148	$13,259
Purchase accounting adjustment to revenues	—	122	—	—	—	122
Non-GAAP Revenues 2020	$2,437	$2,351	$1,750	$695	$6,148	$13,381

% change	21%	35%	23%	5%	14%	20%

Liquidity and Capital Resources

As of March 31, 2022, we had a cash balance of approximately $11.3 million. From the date of the Acquisition through  March 31, 2022, our liquidity needs have been satisfied through proceeds from the January–February 2020 private investment in public equity, or PIPE, transactions, proceeds from our initial public offering that were released in February 2019 from the trust account established in connection with such offering for the benefit of our shareholders, proceeds from our June 2019 registered direct offering, proceeds from our February 2020 and November 2020 credit facilities, proceeds from issuances of stock under our at-the-market offering program, and loan proceeds in April–May 2020 from the Paycheck Protection Program.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $181.2 million at March 31, 2022, a net loss of approximately $4.7 million, approximately $1.7 million net cash used in operating activities for the three months ended March 31, 2022, and $30.0 million of term loans due within 12 months of the date of these condensed consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further expand its customer base; scale up its production of various products; increase revenue; and replace the term loans with financing with terms similar to the current agreement in place; however, the Company’s cash position may not be sufficient to support its daily operations through the next twelve months from the date of filing this 10-Q. While the Company believes in the viability of its platform and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

COVID-19 Update

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause customer slowdowns or shutdowns, depress demand, and adversely impact results of operations. During the quarter ended March 31, 2022, the Company faced significant uncertainties and continues to expect uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the consolidated financial statements.

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Net cash used in operating activities	$(1,691)	$(3,406)
Net cash used in investing activities	$(170)	$(25)
Net cash used in financing activities	$(112)	$(1,424)

Net Cash Used In Operating Activities

Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to support anticipated growth.

For the three months ended March 31, 2022, net cash used in operations was $1.7 million resulting from our net loss of $4.7 million and partially offset by changes in operating assets and liabilities of $0.4 million and net non-cash expenses of $2.6 million. The $2.6 million of non-cash expenses was comprised of $3.6 million of amortization of intangible assets acquired as a result of the Acquisition, $3.4 million from share-based compensation resulting from our issuance of stock options and restricted stock units, and partially offset by a $3.0 million change in fair value of warrant liability and a $1.7 million change in contingent consideration. The changes in operating assets and liabilities of $0.4 million was comprised primarily of a $1.8 million increase in accounts payable and accrued liabilities and a $1.4 million increase in deferred revenue and other liabilities and partially offset by a $1.7 million increase in prepaid expenses and other assets, a $0.9 million increase in accounts receivable, and a $0.2 million decrease in operating lease liabilities.

For the three months ended March 31, 2021, net cash used in operations was $3.4 million resulting from our net loss of $18.0 million and changes in operating assets and liabilities of $1.7 million, offset by net non-cash expenses of $16.4 million. The $16.4 million of non-cash expenses was comprised of a $5.3 million loss associated with the redemption of common stock, a $4.0 million change in fair value of warrant liability, $3.6 million of amortization of intangible assets acquired as a result of the Acquisition, $1.8 million from share-based compensation resulting from our issuance of stock options and restricted stock units and a $1.1 million change in contingent consideration, offset by $0.2 million of deferred tax benefits related to the tax and book basis difference on the amortization of intangible assets and $0.2 million gain on extinguishment of debt. The changes in operating assets and liabilities of $(1.7) million was comprised primarily of a $1.5 million increase in prepaid expenses and other assets, a $0.8 million decrease in accounts payable and accrued liabilities, and a $0.8 million increase in accounts receivable, offset by a $1.7 million increase in deferred revenue and other long-term liabilities.

Net Cash Used In Investing Activities

Our primary investing activities have consisted of capital expenditures.

For the three months ended March 31, 2022, cash used in investing activities was $0.2 million resulting from capital expenditures.

For the three months ended March 31, 2021, cash used in investing activities was less than $0.1 million resulting from capital expenditures.

Net Cash Used in Financing Activities

For the three months ended March 31, 2022, cash used in financing activities was $0.1 million primarily due to repayments of finance lease liabilities.

For the three months ended March 31, 2021, cash used in financing activities was $1.4 million primarily due to $8.0 million in redemptions of common shares offset by $6.8 million in proceeds from the issuance of common stock.

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

Contractual Obligations and Commitments

As of March 31, 2022, there were no significant changes to our contractual obligations from those presented as of December 31, 2021 in our Annual Report on Form 10-K filed with the SEC on February 18, 2022.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

During the three ended March 31, 2022, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K filed with the SEC on February 18, 2022 for the year ended December 31, 2021.

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

With respect to the quarter ended March 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

As previously disclosed, on March 19, 2021, the Company received a request (the “Initial Request”) from the Securities and Exchange Commission (the “SEC”) for documents relating to the Company’s business combination consummated on February 19, 2019 and related transactions, including those described in a Form 8-K filed by the Company on February 14, 2019.  The Company cooperated in the SEC’s investigation and delivered its last response to the Initial Request on August 6, 2021. On May 9, 2022, the Company received an additional request from the SEC for documents relating to such business combination and intends to cooperate with such additional request and any further requests it receives from the SEC.

Item 1A.Risk Factors

The reader should carefully consider, in connection with the other information in this Quarterly Report on Form 10-Q, the factors discussed in the section entitled “Risk Factors” of our 2021 Annual Report on Form 10-K.  These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 6.Exhibits.

Exhibit Number	Description
1.1

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

2.1†

Agreement and Plan of Merger, dated April 28, 2022, by and among GTY Technology Holdings Inc., GI Georgia Midco Inc. and GI Georgia Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2022).

3.1

Amended and Restated Bylaws of the Company (f/k/a GTY Govtech, Inc.) dated July 26, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2021).

10.1+

Waiver and Consent by TJ Parass dated January 26, 2022 with respect to the Parass Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2022).

10.2+

Waiver and Consent by John Curran dated January 26, 2022 with respect to the Curran Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2022).

10.3+

Waiver and Consent by David Farrell dated January 26, 2022 with respect to the Farrell Employment Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2022).

10.4

Second Amendment to Loan and Security Agreement dated April 1, 2022 by and among GTY Technology Holdings Inc., each of the subsidiary guarantors party thereto, the financial institutions parties thereto and Acquiom Agency Services LLC, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2022).

10.5+

First Amendment to Amended and Restated Employment Agreement dated April 28, 2022 by and between the Company and John Curran (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2022).

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

* Filed herewith.

**Furnished herewith.

+	Management contract or any compensatory plan, contract or arrangement.
†	Certain schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May, 2022.

GTY TECHNOLOGY HOLDINGS INC.

/s/ TJ Parass
Name:	TJ Parass
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ John Curran
Name:	John Curran
Title:	Chief Financial Officer
(Principal Financial Officer)